Form 10-Q
period 2015-03-31
First Priority Tax Solutions Inc.
filed 2015-05-20
CIK 1622408

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

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

_____________________________________________________________________

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

As of May 15, 2015, there were 5,740,000 shares of the registrant’s common stock outstanding.

First Priority Tax Solutions Inc.

First Priority Tax Solutions Inc.

March 31, 2015 and 2014

Index to Financial Statements

Contents	Page(s)

Balance sheets as of March 31, 2015 (Unaudited) and June 30, 2014	4
Statements of operations for the nine and three months ended March 31, 2015 and for the period from March 31, 2014 (inception) through March 31, 2014 (Unaudited)	5
Statement of changes in stockholders’ equity (deficit) for the interim period from March 31, 2014 (Inception) through March 31, 2015 (Unaudited)	6
Statements of cash flows for the nine months ended March 31, 2015 and for the period from March 31, 2014 (inception) through March 31, 2014 (Unaudited)	7
Notes to the Financial Statements (Unaudited)	8

First Priority Tax Solutions Inc.

Balance Sheets

	March 31, 2015	June 30, 2014
	(Unaudited)

Assets
Current Assets
Cash	$9,150	$78,474
Stock subscription receivable	-	36,951
Property purchase deposit	-	5,000
Notes receivable	861	-

Total current assets	10,011	120,425

Real Estate
Land	15,000	-
Building	60,000	-
Accumulated depreciation	(1,500)	-

Real estate, net	73,500	-

Total assets	$83,511	$120,425

Liabilities and Stockholders' Equity (Deficit)
Current Liabilities
Accrued expenses	$3,832	$279

Total current liabilities	3,832	279

Non-urrent Liabilities
Note payable	85,000	85,000

Total current liabilities	85,000	85,000

Total liabilities	88,832	85,279

Stockholders' Equity (Deficit)
Preferred stock par value $0.000001: 8,000,000 shares authorized;
none issued or outstanding	-	-
Common stock par value $0.000001: 92,000,000 shares authorized;
5,740,000 shares issued and outstanding	6	6
Additional paid-in capital	53,349	50,949
Accumulated deficit	(58,676)	(15,809)

Total Stockholders' Equity (Deficit)	(5,321)	35,146

Total Liabilities and Stockholders' Equity (Deficit)	$83,511	$120,425

See accompanying notes to the financial statements.

First Priority Tax Solutions Inc.

Statement of Operations

	For the nine months ended	For the three months ended	For the period from March 31, 2014 (inception) through
	March 31, 2015	March 31, 2015	March 31, 2014
	(Unaudited)	(Unaudited)	(Unaudited)

Revenue	$8,900	$-	$-

Cost of revenue	2,400	-	-

Gross margin	6,500	-	-

Operating Expenses
Professional fees	40,815	25,273	-
Officer's compensation	-		4
General and administrative	6,570	4,242	-

Total operating expenses	47,385	29,515	4

Loss from Operations	(40,885)	(29,515)	(4)

Other (Income) Expense
Other income	(440)	(440)	-
Interest Income	(130)	(34)	-
Interest expense	2,552	838	-

Other (income) expense, net	1,982	364	-

Loss before Income Tax Provision	(42,867)	(29,879)	(4)

Income Tax Provision	-	-	-

Net Loss	$(42,867)	$(29,879)	$(4)

Earnings per share
- Basic and Diluted	$(0.01)	$(0.01)	$(0.00)

Weighted average common shares outstanding
- Basic and Diluted	5,740,000	5,740,000	4,000,000

See accompanying notes to the financial statements.

First Priority Tax Solutions Inc.

Statement of Changes in Stockholders' Equity (Deficit)
For the Period from March 31, 2014 (Inception) through March 31, 2015
(Unaudited)

	Common Stock par value $0.000001		Additional		Total Stockholders'
	Number of		Paid-in	Accumulated	Equity
	Shares	Amount	Capital	Deficit	(Deficit)

March 31, 2014 (Inception)	-	$-	$-	$-	$-

Shares issued to founder for compensation	4,000,000	4			4

Shares issued for cash at $0.02 per share
on June 30, 2014	1,740,000	2	36,949		36,951

Expenses paid by president			14,000		14,000

Net loss				(15,809)	(15,809)

Balance, June 30, 2014	5,740,000	6	50,949	(15,809)	35,146

Expenses paid by president			2,400		2,400

Net loss				(42,867)	(42,867)

Balance, March 31, 2015	5,740,000	$6	$53,349	$(58,676)	$(5,321)

See accompanying notes to the financial statements.

First Priority Tax Solutions Inc.

Statement of Cash Flows

	For the nine months ended March 31, 2015	For the Period from March 31, 2014 (Inception) through March 31, 2014
	(Unaudited)

Cash Flows from Operating Activities
Net loss	$(42,867)	$(4)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	1,500	-
Stock compensation	-	4
Changes in operating assets and liabilities:
Accrued expenses	3,553	-

Net Cash Used in Operating Activities	(37,814)	-

Cash Flows from Investing Activitites
Notes receivable	(861)	-
Property purchase deposit	5,000	-
Purchase of real estate	(75,000)	-

Net cash used in investing activities	(70,861)	-

Cash Flows from Financing Activities
Contribution to capital	2,400	-
Proceeds from sales of stock for cash	36,951	-

Net Cash Provided by Financing Activities	39,351	-

Net Change in Cash	(69,324)	-

Cash - beginning of reporting period	78,474	-

Cash - end of reporting period	$9,150	$9,150

Supplemental disclosure of cash flow information:
Interest paid	$-	$-
Income tax paid	$-	$-

 See accompanying notes to the financial statements.

First Priority Tax Solutions Inc.

March 31, 2015 and 2014

Notes to the Financial Statements

(Unaudited)

Note 1 – Organization and Operations

First Priority Tax Solutions, Inc. (“First Priority” or the “Company”) was incorporated on March 31, 2014 under the laws of the State of Delaware.

The Company engages in the business of acquiring, developing and managing residential and commercial income-producing properties in the Cincinnati and Dayton, Ohio metropolitan areas. Revenue will be generated primarily from rental income from the tenants occupying the properties acquired.

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

The accompanying unaudited interim financial statements and related notes have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information, and with the rules and regulations of the United States Securities and Exchange Commission (“SEC”) to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. The unaudited interim financial statements furnished reflect all adjustments (consisting of normal recurring accruals) which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented. Interim results are not necessarily indicative of the results for the full year. These unaudited interim financial statements should be read in conjunction with the financial statements of the Company for the reporting period ended June 30, 2014 and notes thereto contained in the Company’s Registration Statement on Form S-1, which was declared effective on February 5, 2015.

Development Stage Company

The Company is a development stage company as defined by section 915-10-20 of the FASB Accounting Standards Codification. The Company is devoting substantially all of its efforts on establishing the business and its planned principal operations have not commenced. All losses accumulated since inception have been considered as part of the Company's development stage activities.

The Company has elected to adopt early application of Accounting Standards Update No. 2014-10, Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements. Upon adoption, the Company no longer presents or discloses inception-to-date information and other remaining disclosure requirements of Topic 915.

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

Fair Value of Financial Instrument and Fair Value Measurements

The Company follows paragraph 825-10-50-10 of the FASB Accounting Standards Codification for disclosures about fair value of its financial instruments and paragraph 820-10-35-37 of the FASB Accounting Standards Codification (“Paragraph 820-10-35-37”) to measure the fair value of its financial instruments. Paragraph 820-10-35-37 establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. To increase consistency and comparability in fair value measurements and related disclosures, Paragraph 820-10-35-37 establishes a fair value hierarchy which prioritizes the inputs to valuation techniques used to measure fair value into three (3) broad levels. The fair value hierarchy gives the highest priority to quoted prices (unadjusted) in active markets for identical assets or liabilities and the lowest priority to unobservable inputs. The three (3) levels of fair value hierarchy defined by Paragraph 820-10-35-37 are described below:

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

The carrying amounts of the Company’s financial assets and liabilities, such as cash, and accrued expenses, approximate their fair values because of the short maturity of these instruments.

The Company’s note payable approximates the fair value of such instrument based upon management’s best estimate of interest rates that would be available to the Company for a similar financial arrangement at March 31, 2015.

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

Pursuant to Section 850-10-20 the related parties include a. affiliates of the Company (“Affiliate” means, with respect to any specified Person, any other Person that, directly or indirectly through one or more intermediaries, controls, is controlled by or is under common control with such Person, as such terms are used in and construed under Rule 405 under the Securities Act); b. entities for which investments in their equity securities would be required, absent the election of the fair value option under the Fair Value Option Subsection of Section 825–10–15, to be accounted for by the equity method by the investing entity; c. trusts for the benefit of employees, such as pension and profit-sharing trusts that are managed by or under the trusteeship of management; d. principal owners of the Company; e. management of the Company; f. other parties with which the Company may deal if one party controls or can significantly influence the management or operating policies of the other to an extent that one of the transacting parties might be prevented from fully pursuing its own separate interests; and g. other parties that can significantly influence the management or operating policies of the transacting parties or that have an ownership interest in one of the transacting parties and can significantly influence the other to an extent that one or more of the transacting parties might be prevented from fully pursuing its own separate interests.

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

There were no potentially dilutive common shares outstanding for the interim period ended March 31, 2015 or 2014.

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

The amendments in this Update remove the definition of a development stage entity from the Master Glossary of the Accounting Standards Codification, thereby removing the financial reporting distinction between development stage entities and other reporting entities from U.S. GAAP. In addition, the amendments eliminate the requirements for development stage entities to (1) present inception-to-date information in the statements of income, cash flows, and shareholder equity, (2) label the financial statements as those of a development stage entity, (3) disclose a description of the development stage activities in which the entity is engaged, and (4) disclose in the first year in which the entity is no longer a development stage entity that in prior years it had been in the development stage.

The amendments also clarify that the guidance in Topic 275, Risks and Uncertainties, is applicable to entities that have not commenced planned principal operations.

Finally, the amendments remove paragraph 810-10-15-16. Paragraph 810-10-15-16 states that a development stage entity does not meet the condition in paragraph 810-10-15-14(a) to be a variable interest entity if (1) the entity can demonstrate that the equity invested in the legal entity is sufficient to permit it to finance the activities that it is currently engaged in and (2) the entity’s governing documents and contractual arrangements allow additional equity investments.

The amendments in this Update also eliminate an exception provided to development stage entities in Topic 810, Consolidation, for determining whether an entity is a variable interest entity on the basis of the amount of investment equity that is at risk. The amendments to eliminate that exception simplify U.S. GAAP by reducing avoidable complexity in existing accounting literature and improve the relevance of information provided to financial statement users by requiring the application of the same consolidation guidance by all reporting entities. The elimination of the exception may change the consolidation analysis, consolidation decision, and disclosure requirements for a reporting entity that has an interest in an entity in the development stage.

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

If conditions or events raise substantial doubt about an entity’s ability to continue as a going concern, but the substantial doubt is alleviated as a result of consideration of management’s plans, the entity should disclose information that enables users of the financial statements to understand all of the following (or refer to similar information disclosed elsewhere in the footnotes):

a.	Principal conditions or events that raised substantial doubt about the entity’s ability to continue as a going concern (before consideration of management’s plans).

b.	Management’s evaluation of the significance of those conditions or events in relation to the entity’s ability to meet its obligations.

c.	Management’s plans that alleviated substantial doubt about the entity’s ability to continue as a going concern.

If conditions or events raise substantial doubt about an entity’s ability to continue as a going concern, and substantial doubt is not alleviated after consideration of management’s plans, an entity should include a statement in the footnotes indicating that there is substantial doubt about the entity’s ability to continue as a going concern within one year after the date that the financial statements are issued (or available to be issued). Additionally, the entity should disclose information that enables users of the financial statements to understand all of the following:

a.	Principal conditions or events that raise substantial doubt about the entity’s ability to continue as a going concern.

b.	Management’s evaluation of the significance of those conditions or events in relation to the entity’s ability to meet its obligations.

c.	Management’s plans that are intended to mitigate the conditions or events that raise substantial doubt about the entity’s ability to continue as a going concern.

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

As reflected in the financial statements, the Company had an accumulated deficit at March 31, 2015, a net loss and net cash used in operating activities for the reporting period then ended. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

Note 4 – Real Estate

As of March 31, 2015, real estate investment consisted of one commercial property located at 1784 Stanley Avenue, Dayton, Ohio, which is not yet rented.

Depreciation expense was $1,500 for the nine months ended March 31, 2015.

Note 5 – Notes Receivable

On July 10, 2014, the Company sold property located at 1029 Valley St, Dayton, Ohio to a third party and received a promissory note in the amount of $4,400. The Company accreted interest at 5% per annum on the note ($77). The note requires monthly payments of $400 commencing on September 1, 2014. With the down payment and the first month’s receipt of payment, the note has a balance of $861 at March 31, 2015.

On August 21, 2014, the Company sold property located at 1061 Gerhard St, Dayton, Ohio to a third party and received a promissory note in the amount of $4,500. The Company accreted interest at 5% per annum on the note ($60). The note requires monthly payments of $500 commencing on October 1, 2014. The note has been satisfied on March 11, 2015.

Note 6 - Note Payable

On June 1, 2014, the Company entered into a note payable with a third-party in the amount of $85,000. The note bears interest at 4% per annum with interest and principal due on June 1, 2016. Accrued interest totaled $2,832 at March 31, 2015.

Note 7 – Stockholders’ Equity (Deficit)

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

Since starting our business in March 2014, we have acquired two single-family homes and one light industrial facility in Dayton, Ohio. Both homes were sold in July 2014. Our commercial property is currently vacant and being marketed for redevelopment, sale or lease. During the first calendar quarter of 2015, we received a grant from Jobs Ohio (a private, non-profit corporation designed to drive job creation and new capital investment in the state) to help fund an environmental study of this site. We intend to expand our acquisitions to other select markets in nearby areas and states that fit our investment criteria as we continue to evaluate new investment opportunities in different markets. All of our properties to date have been acquired and improved from available cash.

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

Results of Operations

Revenue

Our only revenue to date has been $8,900 in revenue recorded for the three months ended September 30, 2014. We had no revenue from operations for the period from March 31, 2014 (inception) through March 31, 2015, and no revenue for the three months ended March 31, 2015. We generate revenue from the rental income of the properties that we acquire and expect to acquire in the future.

Operating Expenses

We recorded $29,515 and $47,385 in total operating expenses for the three and nine months ended March 31, 2015, respectively. Our operating expenses consisted of professional fees of $25,273 and $40,815, respectively, and general and administrative costs of $4,242 and $6,570, respectively. Future operating expenses will consist of personnel costs, insurance and facility costs, depreciation and amortization, marketing and sales, professional fees such as legal and accounting, and other general and administrative costs.

Liquidity and Capital Resources

In May and June 2014, we sold 1,740,000 shares of our common stock to 32 individuals for $36,951. No one purchaser acquired more than 287,000 shares in the private placement, or 5% of our outstanding common stock.

Private capital, if sought, will be sought from former business associates of our founder or private investors referred to us by those business associates. To date, we have not sought any funding source and have not authorized any person or entity to seek out funding on our behalf. If a market for our shares ever develops, of which there can be no assurance, we may use restricted shares of our common stock to compensate employees/consultants and independent contractors wherever possible. We believe that operations will generate sufficient cash to continue operations for the next 12 months from the date of this report provided that our costs of being a public company remain equal to or below the maximum estimate provided below.

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

(b) Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the third quarter of fiscal 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

_____________

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

FIRST PRIORITY TAX SOLUTIONS INC.

Date: May 19, 2015	By:	/s/ Michael Heitz
Michael Heitz
President and Chairman of the Board
(principal executive officer and principal financial and accounting officer)

