Form 10-K
period 2015-06-30
First Priority Tax Solutions Inc.
filed 2015-10-07
CIK 1622408

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2015

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission file no.: 333-199336

First Priority Tax Solutions Inc.
(Exact Name of Registrant in its Charter)

Delaware	46-5250836
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

137 N. Main Street, Suite 200A Dayton, Ohio	45402
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s telephone number, including area code: (859) 268-6264

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. Yes ☒ No ☐

Indicate by check mark whether the registrant: (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for past 90 days. Yes ☒    No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒   No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-BK is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes ☒    No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of the voting and non-voting equity held by non-affiliates of the registrant, as of December 31, 2014, was approximately $34,800 (based on the sale price of the shares in a private placement transaction completed by the registrant in May and June 2014 of $0.02 per share. To date, there is no established public market for the registrant’s shares of common stock.

As of October 6, 2015, 5,740,000 shares of the registrant’s common stock were issued and outstanding.

Documents Incorporated by Reference: None

First Priority Tax Solutions Inc.

2015 ANNUAL REPORT ON FORM 10-K

TABLE OF CONTENTS

PART I

ITEM 1. Business

This report contains forward-looking statements regarding our business, financial condition, results of operations and prospects. Words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates” and similar expressions or variations of such words are intended to identify forward-looking statements, but are not the exclusive means of identifying forward-looking statements in this report. Additionally, statements concerning future matters such as revenue and expense levels and other statements regarding matters that are not historical are forward-looking statements.

Although forward-looking statements in this report reflect the good faith judgment of our management, such statements can only be based on facts and factors currently known by us. Consequently, forward-looking statements are inherently subject to risks and uncertainties and actual results and outcomes may differ materially from the results and outcomes discussed in or anticipated by the forward-looking statements. Factors that could cause or contribute to such differences in results and outcomes include without limitation those discussed under the heading “Risk Factors” below, as well as those discussed elsewhere in this report. Readers are urged not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. We undertake no obligation to revise or update any forward-looking statements in order to reflect any event or circumstance that may arise after the date of this report. Readers are urged to carefully review and consider the various disclosures made in this report, which attempt to advise interested parties of the risks factors that may affect our business, financial condition, results of operations and prospects.

Our Company

We are engaged in the business of acquiring, developing, managing and selling residential and commercial income-producing properties in the Cincinnati and Dayton, Ohio metropolitan areas. We generate revenue primarily from rental income from the tenants occupying the properties we acquire and from the proceeds of property sales.

We were incorporated in the State of Delaware on March 31, 2014. Since starting our business, we have acquired two single-family homes and one light industrial facility in Dayton, Ohio. Both homes were sold in July 2014. Our commercial property is currently vacant and being marketed for redevelopment, sale or lease. We intend to expand our acquisitions to other select markets in nearby states that fit our investment criteria as we continue to evaluate new investment opportunities in different markets.

Real Estate Investment Strategy

Our principal objective is to generate cash flow while gaining price appreciation at the same time through the ownership of our properties. With this objective in mind, we have developed our primary real estate investment strategy to focus on:

•	income-producing residential and commercial properties,

•	properties undervalued and/or in need of some repairs,

•	tax lien sales, bank-owned foreclosures and other lender-owned real estate,

•	public and private auction properties, and

•	bulk liquidation purchases.

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

We intend to seek potential property acquisitions located in Ohio and nearby states that meet the above criteria. We believe the most important factors for evaluating the markets in which we intend to purchase properties include:

•	historic and projected population growth,

•	historically high levels of tenant demand and lower historic investment volatility for the type of property being acquired,

•	markets with historic and growing numbers of a qualified and affordable workforce,

•	high historic and projected employment growth,

•	stable household income and general economic stability, and

•	sound real estate fundamentals, such as high occupancy rates and strong rent rate potential.

The markets in which we invest may not meet all of these criteria and the relative importance that we assign to any one or more of these criteria may differ from market to market or change as general economic and real estate market conditions evolve. We may also consider additional important criteria in the future. In order to diversify our portfolio, we may acquire a portion of our real estate investments through joint ventures with affiliates and third parties, such as institutional investors.

We intend to finance future property acquisitions primarily by obtaining mortgages from local and regional banks or other financial institutions and raising equity capital through the sale of our common stock.

Competitive Advantage

In addition to our real estate investment strategy, we believe that our competitive advantage includes our experienced management team and extensive sourcing network. Our management team has cultivated and developed a wide network of industry relationships over the years with brokers, sellers, property managers, general contractors, institutional investors, policymakers, lenders, aggregators of assets, environmental specialists and real estate lawyers, which we believe provides us with a distinct competitive advantage to source a greater number of off-market transactions. Through this network, we have been able to source attractive portfolio acquisitions, and we believe they may provide us with additional attractive privately-negotiated acquisition opportunities that in some cases may not be available to other market participants. We believe that this can result in more favorable pricing for acquisitions than if we were bidding on fully-marketed deals.

Real Estate Activities and Operations

The following table presents summary data concerning our properties as of October 6, 2015:

Location	Property Type	Aggregate Investment	Status	Age (years)	Size (square feet)
Valley Street, Dayton, Ohio	Single-family house	$1,200	Sold (subject to mortgage)	103	856
Gerhard Street, Dayton, Ohio	Single-family house	$1,200	Sold (subject to mortgage)	99	1,328
Stanley Avenue, Dayton, Ohio	Light industrial facility	$79,248	Being marketed for redevelopment, sale or lease	60	77,792

1029 Valley Street, Dayton, Ohio – On July 10, 2014, we acquired from the Montgomery County (Ohio) Land Reutilization Corporation (known as the Land Bank) this single-family home located in Dayton, Ohio. The mission of the Land Bank is to facilitate the transition of blighted, foreclosed and abandoned properties into viable, marketable properties by working collaboratively with public and private entities in a financially responsible, transparent manner with a long term goal of returning these properties to the tax roll. The home occupies 856 square feet. We spent $1,200 cleaning the home and surrounding property, painting and repairing the plumbing and electricity in the home to be suitable for living. In August 2014, we sold the home to an individual pursuant to a sale agreement providing for the buyer’s payment of $1,000 upon signing the agreement and 11 monthly payments of $400 through July 2015, plus the assumption of all realty taxes on the property. The payment obligation is secured by a mortgage note on the property.

1061 Gerhard Street, Dayton, Ohio – On July 1, 2014, we acquired from the Land Bank this single-family home located in Dayton, Ohio. The home occupies 1,328 square feet. We spent $1,200 cleaning the home and surrounding property, painting and repairing the plumbing and electricity in the home to be suitable for living. In September 2014, we sold the home to an individual pursuant to a sale agreement providing for the payment of $1,000 upon signing the agreement and nine monthly payments of $500 through June 2015, plus the assumption of all realty taxes on the property. The payment obligation is secured by a mortgage note on the property.

1784 Stanley Avenue, Dayton, Ohio – On July 1, 2014, we acquired from the Bank of Scotland (which had previously foreclosed on this property) a light industrial facility located in Dayton, Ohio. The contract purchase price for the property was $75,000, plus closing costs of $4,248, which we paid with cash on hand. In June 2014, we had previously issued a note to Holly1 LLC, an unaffiliated third party, in the amount of $85,000 to fund our purchase of this property. The Stanley Avenue property encompasses 5.55 acres and the building occupies 77,792 rental square feet. The property is vacant as of October 6, 2015, and being marketed for redevelopment, sale or lease.

Currently, we are prepping the site’s underground utilities, sampling onsite wells, having meetings with the Ohio EPA and environmental and real estate lawyers, having discussions with Dayton Power & Light about power lines, coordinating with Northrup Grumman and other companies on site environmental tests and Phase II work plans, drilling wells for groundwater screening, and leasing space on the property for advertising billboards.

On September 8, 2015, we were informed that, on October 15, 2015,  we have a meeting with the Montgomery County (OH) Board of Revision in Dayton Ohio to address the complaint against the valuation of the real property at 1784 Stanley Avenue. The property was purchased for $75,000, yet the value on the Montgomery County property database is $1,107,210. We expect the value of the property to be reduced significantly for tax purposes.

We have engaged Miller-Valentine GEM Real Estate Group, a full-service real estate firm in Dayton (for whom Steve Ireland, our Secretary and Director, is a Vice President), to market this site. Miller-Valentine GEM uses flyers, word of mouth advertising and LoopNet, an online commercial real estate listing service, among other methods, in its marketing efforts. We have agreed to pay Miller-Valentine GEM a brokerage fee of 6% of the sale price for any sale of the property during the listing period or, if the property is leased during such period, a leasing commission of 6% of the total rent for the initial term of the lease, payable in full at the signing of the lease. Additionally, the City of Dayton markets this site through its economic development office.

Annual Montgomery County and City of Dayton, Ohio real property taxes for the Stanley Avenue property were paid in March 2015 and were approximately $58,800.

To date, our two officers, Michael Heitz and Steve Ireland, have directed all aspects of our real estate operations, including the selection and management of our properties. We expect them to continue in that role for the foreseeable future, aided from time to time by local real estate firms that market the availability of our properties for a fixed price and on site part-time workers that renovate and clean our properties.

Plan of Operation

During the next 12 months, our goal is to acquire at least two additional large commercial properties and one other property possibly through the Land Bank, as discussed below. We have been actively searching our target areas in the southern Ohio region and believe this goal is reasonably attainable by that date.

Once a property is identified, we believe that we can secure financing on a property in an amount from $25,000 to $500,000. In determining the commercial properties that may be suitable for us to purchase, we look primarily for tax delinquencies, foreclosures and sales by owners, which often results in advantageous purchase prices. We will also be in contact with the Montgomery County, Ohio local government in order to identify attractive tax liens for purchase. We are actively looking at commercial properties that appear on the government’s tax lien database for future properties.

Due to the broad range of commercial properties that we review, we are prepared to make a premium investment that exceeds $500,000, if that opportunity exists. In determining to make any such premium investment, we most significantly take into consideration the desirability of the location of the property site and, if applicable, any advantageous tax lien price or potential scrap value of an existing structure. We have no limit in our certificate of incorporation or other governing documents on the amount we may invest in any one property. While we expect our Board of Directors to be involved in any such premium investment given the current size of our company, management does not require any specific Board approval to make such investment.

We also intend to be in contact with the Land Bank to identify other properties that we can rehabilitate and eventually sell or lease. Our goal is to acquire at least one property through this method by September 30, 2016. Property purchase prices and associated costs (including refurbishing) by way of acquiring tax liens and through the Land Bank are expected to be below $100,000 per property.

We intend to finance future property acquisitions primarily by obtaining mortgages from local and regional banks or other financial institutions and raising equity capital through the sale of our common stock. There is no guarantee that we will be able to obtain financing when it is needed, or that such financing, if available, will be obtainable on terms favorable to or affordable by us.

Investment Policies and Policies with respect to Certain Activities

The following is a discussion of our investment policies and our policies with respect to certain other activities, including financing matters and conflicts of interest. These policies may be amended or revised from time to time at the discretion of our Board of Directors, without stockholder approval. Any change to any of these policies by our Board of Directors, however, would be made only after a thorough review and analysis of that change, in light of then-existing business and other circumstances, and then only if, in the exercise of its business judgment, our Board of Directors believes that it is advisable to do so in our best interests. We intend to disclose any changes in our investment policies in periodic reports that we file or furnish under the Exchange Act. We cannot assure you that our investment objective will be attained.

Investments in Real Estate. We invest principally in residential and commercial properties in the Cincinnati and Dayton, Ohio metropolitan areas and intend in the future to acquire properties in nearby areas and states that we believe exhibit housing, economic, demographic, employment and other characteristics that make investments in those properties attractive as investment properties for redevelopment, sale or lease.

We pursue our investment objective through the ownership by our properties. Our management team identifies and negotiates acquisition and other investment opportunities, subject to the oversight of our Board of Directors. Investments are also subject to our policy not to be treated as an investment company under the 1940 Act.

We do not have a specific policy to acquire assets primarily for capital gain or primarily for income, although we generally target properties that we believe will generate income in the near term. No limits have been set on the concentration of our investments in any one geographic location or property type. We currently anticipate that our real estate investments will continue to be concentrated in Cincinnati and Dayton, Ohio and in single-family homes and light industrial facilities. We anticipate that, over time, our real estate investments will become more diversified in terms of geographic market, but we expect our assets to be concentrated in certain markets that exhibit the characteristics that support our real estate investment strategy.

Purchase and Sale of Investments. We expect to invest in our properties primarily for generation of current income and long-term capital appreciation. Although we do not intend to routinely “flip” our properties, we may be presented with opportunities from the Land Bank and other organizations to renovate dilapidated properties for immediate occupancy within short timeframes. We may also deliberately and strategically dispose of assets in the future and redeploy funds into new acquisitions and development opportunities that align with our strategic objectives.

Regulation

General. Our properties are subject to various covenants, laws and ordinances and certain of our properties are also subject to the rules of various HOAs where such properties are located. We believe that we are in compliance with such covenants, laws, ordinances and rules, and we also require that our tenants agree to comply with such covenants, laws, ordinances and rules in their leases with us.

Fair Housing Act. The Fair Housing Act, or FHA, its state law counterparts and the regulations promulgated by HUD and various state agencies, prohibit discrimination in housing on the basis of race or color, national origin, religion, sex, familial status (including children under the age of 18 living with parents or legal custodians, pregnant women and people securing custody of children under the age of 18), handicap or, in some states, financial capability. We believe that our properties are in substantial compliance with the FHA and other regulations.

Environmental Matters. As a current or prior owner of real estate, we are subject to various federal, state and local environmental laws, regulations and ordinances, and we could be liable to third parties as a result of environmental contamination or noncompliance at our properties, even if we no longer own such properties.

Investment Company Act of 1940. We intend to conduct our operations so that we are not required to register as an investment company under the Investment Company Act of 1940, as amended.

REIT Status. We do not intend to elect to operate as a real estate investment trust.

Competition

We face competition from many entities engaged in real estate investment activities, including individuals, other real estate investment companies, including newly formed REITs, and real estate limited partnerships. Our competitors may enjoy significant competitive advantages that result from, among other things, having substantially more available capital, a lower cost of capital and enhanced operating efficiencies. Further, the market for the rental of properties is highly competitive. We also face competition from new home builders, investors and speculators, as well as homeowners renting their properties.

Risk Management

We face various forms of risk in our business ranging from broad economic, housing market and interest rate risks, to more specific factors, such as credit risk related to our tenants or buyers, re-leasing of properties and competition for properties. We believe that the systems and processes developed by our experienced management team since commencing our real estate investment operations will allow us to monitor and manage these risks.

Insurance

We maintain property and liability insurance coverage related to our properties, and workers’ compensation coverage for our employees. We believe the policy specifications and insured limits under our insurance program are appropriate and adequate for our business and properties given the relative risk of loss, the cost of the coverage and industry practice. However, our insurance coverage is subject to substantial deductibles and carve-outs, and we will be self-insured up to the amount of such deductibles and carve-outs.

Intellectual Property

We have no patents or trademarks, which are not material to our business.

Legal Proceedings

We are not involved in any litigation nor, to our knowledge, is any litigation threatened against us.

Employees

On October 6, 2015, we had two employees, one of whom is Michael Heitz, our President. Mr. Heitz devotes approximately 75% of his business time to our company. There are no written employment contracts or agreements. We do not expect any of our future employees, if any, to be covered by a collective bargaining agreement. From time to time, we hire individuals for daily or weekly clean-up and repair work.

ITEM 1A. Risk Factors

An investment in our company is highly speculative in nature and involves an extremely high degree of risk. You should carefully consider the following material risks, together with the other information contained in this report, before you decide to buy our common stock. If any of the following risks actually occur, our business, results of operations and financial condition would likely suffer. In these circumstances, the market price of our common stock could decline, and you may lose all or part of your investment.

Risks Related to Our Business

We have a limited operating history and therefore management cannot ensure the long-term successful operation of our business or the execution of our business plan.

We commenced business operations in March 2014. As a result, we have a limited operating history upon which you may evaluate our business and prospects and an investment in our common stock may entail significantly more risk than the shares of common stock of a company with a substantial operating history. Our business operations are subject to numerous risks, uncertainties, expenses and difficulties associated with early stage enterprises. You should consider an investment in our company in light of these risks, uncertainties, expenses and difficulties. Such risks include:

•	the absence of a lengthy operating history;

•	insufficient capital to fully realize our operating plan;

•	our ability to anticipate and adapt to a developing market;

•	a competitive business environment;

•	our ability to identify, attract and retain qualified personnel;

•	our reliance on key management personnel; and

•	our ability to identify and complete future acquisitions of properties that meet our acquisition criteria.

Because we are subject to these risks, evaluating our business may be difficult. We may be unable to successfully overcome these risks, which could harm our business and prospects. Our business strategy may be unsuccessful and we may be unable to address the risks we face in a cost-effective manner, if at all. If we are unable to successfully address these risks, there may be an adverse effect on our business, results of operations, financial condition and cash flows.

We have limited financial resources which makes it more difficult for us to operate and to raise capital or other financing. Without substantial financial resources, we will be unable to implement our real estate investment strategy to expand our business.

We have limited financial resources and have not established a source of equity or debt financing. We had a working capital deficit of $(144,237) and total stockholders’ deficit of $(71,237) at June 30, 2015. If we are unable to generate meaningful revenue or obtain financing or if the financing that we do raise is insufficient to cover operating losses that we may incur, we may have to curtail all or most of our operations.

Our auditors’ report on our financial statements contains an explanatory paragraph stating that there is substantial doubt about our ability to continue as a going concern, which may make it more difficult for us to be a credible participant in the real estate acquisition business.

We had an accumulated deficit of $(124,592) at June 30, 2015, and a net loss of $(108,783) and net cash used in operating activities of $(40,550) for the fiscal year ended June 30, 2015. Our auditors indicated that there is substantial doubt about our ability to continue as a going concern in an explanatory paragraph to their report on our financial statements for the fiscal year ended June 30, 2015, which may make it more difficult for us to be a credible participant in the real estate acquisition business.

We may not have sufficient financial resources or be able to arrange financing to repay our outstanding $85,000 note upon maturity, which would result in an event of default.

In June 2014, we issued a note to Holly1 LLC, an unaffiliated thirty party, in the amount of $85,000 to fund the purchase of our light industrial facility in Dayton, Ohio. The entire outstanding principal amount of the note, together with accrued interest at 4% per annum, will become due and payable by us on June 1, 2016. We cannot assure you that we will have sufficient financial resources, or will be able to arrange financing, to pay the principal amount and interest when due. Our failure to make this payment at maturity would result in an event of default with respect to the note.

We have acquired only three real estate properties, of which two have been sold and one is vacant. In the future, the actual rents we receive for the properties may be less than our asking rents, and we may experience a decline in realized rental rates from time to time, negatively impacting our ability to generate cash flow growth.

We have acquired three real estate properties, of which two have been sold and one is vacant. We have limited rental income and sales proceeds to date. In the future, we may be unable to realize our asking rents at our properties, which may result of various factors, including competitive pricing pressure in our markets, a general economic downturn and the desirability of our properties compared to other properties in our markets. In addition, the degree of discrepancy between our asking rents and the actual rents we are able to obtain may vary both from property to property and among different leased spaces within a single property. If we are unable to obtain sufficient rental rates across our properties, then our ability to generate cash flow growth will be negatively impacted. In addition, depending on market rental rates at any given time as compared to expiring leases, from time to time rental rates for expiring leases may be higher than starting rental rates for new leases.

Competition with third parties for properties and other investments may result in our paying higher prices for properties which could reduce our profitability and the return on our investment.

We compete with many other entities engaged in real estate investment activities, including individuals, corporations, banks, insurance companies, real estate investment trusts (REITs) and real estate limited partnerships, many of which have greater resources than we do. Some of these investors may enjoy significant competitive advantages that result from, among other things, a lower cost of capital and enhanced operating efficiencies. In addition, the number of entities and the amount of funds competing for suitable investments may increase. Any such increase would result in increased demand for these properties and increased prices. If competitive pressures cause us to pay higher prices for properties, our ultimate profitability may be reduced and the value of our properties may not appreciate or may decrease significantly below the amount paid for such properties. At the time we elect to dispose of one or more of our properties, we will be in competition with sellers of similar properties to locate suitable purchasers, which may result in us receiving lower proceeds from the disposal or result in us not being able to dispose of the property due to the lack of an acceptable return. This may cause you to experience a lower return on our investment, which would likely negatively impact, in turn, our stock price

Even though we intend to purchase only those properties that fit our real estate investment strategy, there is a possibility that our purchases may not provide the results predicted which could negatively affect our cash flow.

We intend to invest in properties that will be “cash flow positive.” This means properties that have a positive monthly income after all expenses, mortgages, operating expenses, taxes and maintenance reserves are paid. Even though we intend to purchase these types of properties, unforeseen circumstances may cause such properties to become cash flow negative whereby the income from the property does not cover all of its expenses. Some conditions may be neighborhood changes/conditions, economic conditions, property conditions and unforeseen expenses. If this occurs it may have a negative impact on our business and may require us to sell our properties at a loss.

If we sell properties by providing financing to purchasers of our properties, net sales proceeds would be delayed and defaults by the purchasers could reduce our cash.

We may sell properties to our tenants. If we provide financing to purchasers, we will bear the risk that the purchaser may default. Purchaser defaults could reduce our cash. Even in the absence of a purchaser default, the distribution of the proceeds of sales or their reinvestment in other assets will be delayed until the promissory notes or other property we may accept upon a sale are actually paid, sold, refinanced or otherwise disposed of or completion of foreclosure proceedings.

Recent disruptions in the financial markets and continuing poor economic conditions could adversely affect the values of our existing properties and those that we acquire and our ongoing results of operations.

Disruptions in the capital markets during the last few years have constrained equity and debt capital available for the acquisition of real property and have consequently caused reductions in property values. Further, the current state of the economy and the implications of future potential weakening may negatively impact real estate fundamentals and result in lower occupancy, lower rental rates and declining values in our properties. The recent downturn may impact our future tenants’ financial resources directly, reducing their ability to pay rent. Liquidity in the global credit market has been significantly contracted by market disruptions in recent years, making it more costly to obtain acquisition financing, new lines of credit or refinance existing debt, when debt financing is available at all.

The occurrence of these events could have the following negative effects on us:

•	the values of our properties could decrease below the amounts we paid for the properties, and

•

revenues from our properties could decrease due to lower occupancy rates, reduced rental rates and potential increases in uncollectible receivables, and we may not be able to refinance any future indebtedness or obtain debt financing on attractive terms.

These factors could decrease the value of our properties and ultimately any return to stockholders.

Financial markets are still recovering from a period of disruption and recession, and we are unable to predict if and when the economy will stabilize or improve which could adversely affect our financial condition and our ability to raise capital on favorable terms.

The financial markets are still recovering from a recession, which created volatile market conditions, resulted in a decrease in availability of business credit and led to the insolvency, closure or acquisition of a number of financial institutions. While the markets show signs of stabilizing, it remains unclear when the economy will fully recover to pre-recession levels. Continued economic weakness in the U.S. economy generally or a new recession would likely adversely affect our financial condition and that of our tenants and could impact the ability of our tenants to pay rent to us.

We may not be able to operate our business or implement our operating policies and strategies successfully which could result in the loss of some or all of your investment.

The results of our operations depend on many factors, including, without limitation, the availability of opportunities for the acquisition of attractively-priced residential properties, the level and volatility of interest rates, readily accessible funding in the financial markets and our ability to cost-effectively hedge risks, as well as overall economic conditions. We may not be able to maintain any agreements with future lenders on favorable terms or at all. Further, we may not be able to operate our business successfully or implement our operating policies and strategies as described in this report, which could result in the loss of some or all of your investment.

Potential losses such as those from adverse weather conditions, natural disasters and title claims, may not be fully covered by our insurance policies resulting in significant costs and the loss of the capital invested in the damaged properties, as well as the anticipated future cash flows from those properties.

Our business operations are susceptible to, and could be significantly affected by, adverse weather conditions and natural disasters that could cause significant damage to our properties. Although we intend to obtain insurance for our properties, our insurance may not be adequate to cover business interruption or losses resulting from adverse weather or natural disasters. In addition, our insurance policies may include substantial self-insurance portions and significant deductibles and co-payments for such events, and recent hurricanes in the United States have affected the availability and price of such insurance. As a result, we may incur significant costs in the event of adverse weather conditions and natural disasters. We may discontinue certain insurance coverage on some or all of our properties in the future if the cost of premiums for any of these policies in our judgment exceeds the value of the coverage discounted for the risk of loss.

We will not carry insurance for certain losses, including, but not limited to, losses caused by certain environmental conditions, such as mold or asbestos, riots or war. In addition, our title insurance policies may not insure for the current aggregate market value of our properties, and we do not intend to increase our title insurance coverage as the market value of our properties increases. As a result, we may not have sufficient coverage against all losses that we may experience, including from adverse title claims.

If we experience a loss that is uninsured or which exceeds our policy limits, we could incur significant costs and lose the capital invested in the damaged properties, as well as the anticipated future cash flows from those properties. In addition, if the damaged properties are subject to recourse indebtedness, we would continue to be liable for the indebtedness, even if these properties were irreparably damaged.

In addition, certain of our properties may not be able to be rebuilt to their existing height or size at their existing location under current land-use laws and policies. In the event that we experience a substantial or comprehensive loss of one of our properties, we may not be able to rebuild such property to its existing specifications and otherwise may have to upgrade such property to meet current code requirements.

Real estate market conditions at the time we decide to dispose of a property may be unfavorable which could reduce the price we receive for a property and lower the return on our investment.

We intend to hold the properties in which we invest until we determine that selling or otherwise disposing of properties would help us to achieve our investment objectives. General economic conditions, availability of financing, interest rates and other factors, including supply and demand, all of which are beyond our control, affect the real estate market. We may be unable to sell a property for the price, on the terms, or within the time frame we want. Accordingly, the gain or loss on your investment could be affected by fluctuating market conditions.

We are and will continue to be completely dependent on the services of Michael Heitz, our President, the loss of whose services may cause our business operations to cease, and we will need to engage and retain qualified employees and consultants to further implement our strategy.

Our operations and business strategy are completely dependent upon the knowledge and contacts of Michael Heitz, our President. He is under no contractual obligation to remain employed by us. If he should choose to leave us for any reason before we have hired additional personnel, our operations may fail. Even if we are able to find additional personnel, it is uncertain whether we could find someone who could develop our business along the lines described in this report. We will fail without Mr. Heitz or an appropriate replacement.

We intend to acquire key-man life insurance on the life of Mr. Heitz naming us as the beneficiary if and when we obtain the resources to do so and Mr. Heitz remains insurable. We have not yet procured such insurance, and there is no guarantee that we will be able to obtain such insurance in the future. Accordingly, it is important that we are able to attract, motivate and retain highly qualified and talented personnel and independent contractors. Competition for highly skilled managerial, investment, financial and operational personnel is intense, and we cannot assure our stockholders that we will be successful in attracting and retaining such skilled personnel. If we are unable to hire and retain qualified personnel as required, our growth and operating results could be adversely affected.

Michael Heitz, our President and who will initially serve as our principal financial and accounting officer, has no meaningful accounting or financial reporting education or experience and, accordingly, our ability to meet Securities Exchange Act reporting requirements on a timely basis will be dependent to a significant degree upon others.

Michael Heitz, our President and who will initially serve as our principal financial and accounting officer, has no meaningful financial reporting education or experience. He is and will remain heavily dependent on advisors and consultants. As such, there is risk about our ability to comply with all financial reporting requirements accurately and on a timely basis.

We are subject to the periodic reporting requirements of the Securities Exchange Act that requires us to incur audit fees and legal fees in connection with the preparation of such reports. These costs could reduce or eliminate our ability to earn a profit.

We are required to file periodic reports with the SEC pursuant to the Securities Exchange Act of 1934 and the rules and regulations promulgated under that Act. In order to comply with these requirements, our independent registered public accounting firm will have to review our financial statements on a quarterly basis and audit our financial statements on an annual basis. Our legal counsel will have to review and assist in the preparation of such reports. The costs charged by these professionals for such services cannot be accurately predicted at this time because factors such as the number and type of transactions that we engage in and the complexity of our reports cannot be determined at this time and will have a major effect on the amount of time to be spent by our auditors and attorneys. However, the incurrence of such costs will obviously be an expense to our operations and thus have a negative effect on our ability to meet our overhead requirements and earn a profit.

We may be exposed to potential risks resulting from requirements under Section 404 of the Sarbanes-Oxley Act of 2002. If we cannot provide reliable financial reports or prevent fraud, our business and operating results could be harmed, investors could lose confidence in our reported financial information and the trading price of our common stock, if a market ever develops, could drop significantly.

Pursuant to Section 404 of the Sarbanes-Oxley Act, we will be required to include in our annual report our assessment of the effectiveness of our internal control over financial reporting as of the end of the fiscal year ended June 30, 2015. We have not yet completed our assessment of the effectiveness of our internal control over financial reporting. We expect to incur additional expenses and diversion of management’s time as a result of performing the system and process evaluation, testing and remediation required in order to comply with the management certification and auditor attestation requirements.

We do not have a sufficient number of employees (currently only one, our President) to segregate responsibilities and may be unable to afford increasing our staff or engaging outside consultants or professionals to overcome our lack of employees. During the course of our testing, we may identify other deficiencies that we may not be able to remediate in time to meet the deadline imposed by the Sarbanes-Oxley Act for compliance with the requirements of Section 404. In addition, if we fail to achieve and maintain the adequacy of our internal controls, as such standards are modified, supplemented or amended from time to time, we may not be able to ensure that we can conclude on an ongoing basis that we have effective internal controls over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act. Moreover, effective internal controls, particularly those related to revenue recognition, are necessary for us to produce reliable financial reports and are important to help prevent financial fraud.

Having only two directors limits our ability to establish effective independent corporate governance procedures and increases the control of our President.

We have only two directors, one of whom is our President and Chairman of the Board. Accordingly, we cannot establish Board committees comprised of independent members to oversee functions like audit or compensation issues. In addition, a tie vote of Board members is decided in favor of the Chairman, which gives him significant control over all corporate issues.

Until we have a larger Board of Directors that would include some independent members, if ever, there will be limited oversight of our President’s decisions and activities and little ability for minority stockholders to challenge or reverse those activities and decisions, even if they are not in the best interests of minority stockholders.

Risks Related to the Real Estate Industry Generally

There are significant risks involved with any investment in real estate.

The performance of our investments, and the performance of our company and our ability to make distributions, is subject to those risks typically associated with investments in real estate. Any change in operating expenses and tax rates could adversely affect operating results or render the sale, financing, or refinancing of a portfolio of properties difficult or unattractive. Certain expenditures associated with the properties will be fixed (principally real estate taxes and maintenance costs) and will be payable even if the properties do not generate sufficient income, which could have a negative impact on us. No assurance can be given that certain assumptions as to future costs of operating any of our properties will be accurate, since such matters will depend on events and factors beyond our control. These factors include, among others:

•

changes in national, regional, or local economic conditions, including economic slowdowns or recessions and national and international political and socioeconomic circumstances, which could negatively impact our ability to lease or to sell properties on favorable terms and the ability of any tenant to pay rent;

•	changes in local market conditions or characteristics;

•

changes in interest rates and in the availability, costs, and terms of borrowings, including recent unprecedented volatility and disruption in the credit markets, which may make the sale, financing, or refinancing of a portfolio of properties difficult and/or costly;

13

•

changes in federal, state, or local regulations and controls affecting rents, prices of goods, fuel and energy consumption, environmental restrictions, real estate taxes, and other factors affecting real property;

•	federal, state, and local regulatory requirements, including state and local fire and life-safety requirements, zoning and permitted use laws;

•	continued validity and enforceability of leases;

•	the vacancy rate and the length of any vacancy for a property;

•	the financial condition of tenants;

•	the ongoing need for capital improvements and our ability to control the costs, plans, specifications, and timing in connection with such improvements;

•	changes in operating costs such as utilities;

•	costs of remediation and liabilities associated with environmental conditions;

•	the perceptions of prospective tenants and residents of the safety, convenience, and attractiveness of the properties and surrounding areas;

•	acts of nature, such as earthquakes, tornadoes, and floods; and

•	utility and other easements in favor of third parties may exist on and encumber a particular property.

A worsening of current financial market conditions or events negatively impacting the U.S. banking system could adversely affect our operations and our ability to make distributions.

Uninsured or underinsured losses relating to real property may adversely affect our returns.

We attempt to ensure that all of the properties we acquire are adequately insured to cover casualty losses. However, there are certain losses, including losses from floods, fires, earthquakes, acts of war, acts of terrorism or riots, that may not always be insured against or that are not generally fully insured against because it is not deemed economically feasible or prudent to do so. In addition, changes in the cost or availability of insurance could expose us to uninsured casualty losses. In the event that any of the properties we acquire incurs a casualty loss that is not fully covered by insurance, the value of our assets will be reduced by the amount of any such uninsured loss, and we could experience a significant loss of capital invested and potential revenues in these properties and could potentially remain obligated under any recourse debt associated with the property. Inflation, changes in building codes and ordinances, environmental considerations and other factors might also keep us from using insurance proceeds to replace or restore a property after it has been damaged or destroyed. Under those circumstances, the insurance proceeds we receive might be inadequate to restore our economic position on the damaged or destroyed property. Any such losses could adversely affect us and the market price of our common stock. In addition, we may have no source of funding to repair or reconstruct the damaged property, and we cannot assure you that any such sources of funding will be available to us for such purposes in the future.

Due diligence on properties may not reveal all conditions that may adversely affect the value of our investments.

We perform due diligence on each investment prior to its acquisition. Regardless of the thoroughness of the due diligence process, not all circumstances affecting the value of an investment can be ascertained through the due diligence process. If the due diligence materials provided to us are inaccurate, if we do not sufficiently investigate or follow up on matters brought to our attention as part of the due diligence process, or if the due diligence process fails to detect material facts that impact the value determination, we may acquire an investment that results in significant losses to us or may overpay for an investment, which would cause our financial results to suffer.

Contingent or unknown liabilities could adversely affect our financial condition.

Our acquisition activities are subject to many risks. We may acquire properties that are subject to unknown or contingent liabilities, including liabilities for or with respect to liens attached to properties, unpaid real estate taxes, utilities or homeowner’s association (“HOA”) charges for which a prior owner remains liable, clean-up or remediation of environmental conditions or code violations, claims of vendors or other persons dealing with the acquired properties and tax liabilities, among other things. In each case, our acquisition may be without any, or with only limited, recourse with respect to unknown or contingent liabilities or conditions. As a result, if any such liability were to arise relating to our properties, or if any adverse condition exists with respect to our properties that is in excess of our insurance coverage, we might have to pay substantial sums to settle or cure it, which could adversely affect us. The properties we acquire may also be subject to covenants, conditions or restrictions that restrict the use or ownership of such properties, including prohibitions on leasing or requirements to obtain the approval of HOAs prior to leasing. We may not discover such restrictions during the acquisition process and such restrictions may adversely affect our ability to operate such properties as we intend.

In addition, purchases of single-family homes acquired as part of a portfolio typically involve few or no representations or warranties with respect to the properties and may allow us limited or no recourse against the sellers of such properties. Such properties also often have unpaid tax, utility and HOA liabilities for which we may be obligated but fail to anticipate.

Costs of complying with governmental laws and regulations may reduce our income and cash available for distributions.

Real property and the operations conducted on real property are subject to federal, state and local laws and regulations relating to, among other things, environmental protection, human health and safety and access by persons with disabilities. We could be subject to liability in the form of fines or damages for noncompliance with these laws and regulations, even if we did not cause the events(s) resulting in liability.

Environmental Laws Generally. Environmental laws and regulations generally govern wastewater discharges, air emissions, the operation and removal of underground and above-ground storage tanks, the use, storage, treatment, transportation and disposal of solid hazardous materials, the remediation of contaminated property associated with the disposal of solid and hazardous materials and other health and safety-related concerns. Some of these laws and regulations may impose joint and several liability on tenants, owners or operators of real property for the costs to investigate or remediate contaminated properties, regardless of fault, whether the acts causing the contamination were legal, regardless of whether the contamination was present prior to a purchaser’s acquisition of a property, and whether an owner knew of such contamination. The conditions of investments at the time we acquire them, operations in the vicinity of our investments, such as the presence of underground tanks, or activities of unrelated third parties may affect the value or performance of our investments.

Hazardous Substances. The presence of hazardous substances on owned real estate owned by us, or the failure to properly remediate these substances, may hinder our ability to sell, rent or pledge investments as collateral for future borrowings Any material expenditures, fines, or damages that we must pay will reduce our ability to make distributions to stockholders and may reduce the value of an investment in our common stock.

Other Regulations. We may be required to operate our properties in compliance with fire and safety regulations, building codes and other land use regulations, as they may be adopted by governmental agencies and bodies and become applicable to our properties. We may be required to make substantial capital expenditures to comply with those requirements, and these expenditures could adversely affect our performance and ability to make distributions to stockholders.

We may obtain only limited warranties when we purchase a property and would have only limited recourse in the event our due diligence did not identify any issues that lower the value of our property.

The seller of a property often sells such property in its “as is” condition on a “where is” basis and “with all faults” without any warranties of merchantability or fitness for a particular use or purpose. In addition, purchase and sale agreements may contain only limited warranties, representations and indemnifications that will only survive for a limited period after the closing. The purchase of properties with limited warranties increases the risk that we may lose some or all of our invested capital in the property, as well as the loss of rental revenue from that property.

We may have difficulty selling real estate investments, and our ability to distribute all or a portion of the net proceeds from such sales to our stockholders may be limited.

Real estate investments are relatively illiquid, and, as a result, we may have a limited ability to sell our properties should the need arise. When we sell our properties, we may not realize gains on such sales. We may elect not to distribute any proceeds from the sales of properties to our stockholders; for example, we may use such proceeds to:

•	purchase additional properties;

•	repay debt, if any;

•	create working capital reserves;

•	complete repairs, maintenance or other capital improvements or expenditures to our remaining properties; or

•	for general corporate purposes.

Increases in property taxes could adversely affect the value of a property or our ability to hold the property long enough to realize the desired return on its investment.

Property taxes may increase as tax rates change and as the properties are assessed or reassessed by taxing authorities. As the owner of real estate properties, we will be responsible for payment of the taxes to the applicable government authorities. If real property taxes increase, we may or may not be able to raise rents to offset such increased taxes. Because such changes in property taxes are difficult to predict when a property is acquired, the financial results projected at the time of our investment may be realized during the period of our ownership and, therefore, cash flows and property values could be materially and negatively affected in a manner that we cannot foresee. If we fail to pay any such taxes, the applicable taxing authority may place a lien on the property and the property may be subject to a tax sale.

Risks Related to Our Common Stock

Stockholders may be diluted significantly through our efforts to obtain financing and satisfy obligations through issuance of additional shares of our common stock.

We have no committed source of financing. Wherever possible, our Board of Directors will attempt to use non-cash consideration to satisfy obligations. In many instances, we believe that the non-cash consideration will consist of restricted shares of our common stock. Our Board of Directors has authority, without action or vote of the stockholders, to issue all or part of the authorized (92,000,000) but unissued (86,260,000) shares of common stock. In addition, if a trading market develops for our common stock, we may attempt to raise capital by selling shares of our common stock, possibly at a discount to market. These actions will result in dilution of the ownership interests of existing stockholders and may further dilute common stock book value, and that dilution may be material. Such issuances may also serve to enhance existing management’s ability to maintain control of our company because the shares may be issued to parties or entities committed to supporting existing management.

The interests of stockholders may be hurt because we can issue shares of our common stock to individuals or entities that support existing management with such issuances serving to enhance existing management’s ability to maintain control of the company.

Our Board of Directors has authority, without action or vote of the stockholders, to issue all or part of the authorized (92,000,000) but unissued (86,260,000) shares of common stock. Such issuances may be issued to parties or entities committed to supporting existing management and the interests of existing management which may not be the same as the interests of other stockholders. Our ability to issue shares without stockholder approval serves to enhance existing management’s ability to maintain control of the company.

Our certificate of incorporation provides for indemnification of officers and directors at our expense and limits their liability that may result in a major cost to us and hurt the interests of our stockholders because corporate resources may be expended for the benefit of officers and/or directors.

Our certificate of incorporation and applicable Delaware law provide for the indemnification of our directors, officers, employees and agents, under certain circumstances, against legal fees and other expenses incurred by them in any litigation to which they become a party arising from their association with or activities on our behalf. We will also bear the expenses of such litigation for any of our directors, officers, employees or agents, upon such person’s written promise to repay us for those expenses if it is ultimately determined that any such person would not have been entitled to indemnification. This indemnification policy could result in substantial expenditures by us that we may be unable to recoup.

We have been advised that, in the opinion of the SEC, indemnification for liabilities arising under federal securities laws is against public policy as expressed in the Securities Act of 1933 and is, therefore, unenforceable. In the event that a claim for indemnification for liabilities arising under federal securities laws, other than the payment by us of expenses incurred or paid by a director, officer or controlling person in the successful defense of any action, suit or proceeding, is asserted by a director, officer or controlling person in connection with the securities being registered, we will (unless in the opinion of our counsel, the matter has been settled by controlling precedent) submit to a court of appropriate jurisdiction, the question whether indemnification by us is against public policy as expressed in the Securities Act and will be governed by the final adjudication of such issue. The legal process relating to this matter if it were to occur is likely to be very costly and may result in us receiving negative publicity, either of which factors is likely to materially reduce the market price for our shares, if such a market ever develops.

Currently, there is no established public market for our securities, and there can be no assurance that any established public market will ever develop and, even if quoted, it is likely to be subject to significant price fluctuations.

There has not been any established trading market for our common stock, and there is currently no established public market whatsoever for our securities. Although we received the trading symbol “FPTA” from FINRA effective on September 22, 2015, there can be no assurance as to whether:

•	any market for our shares will develop,

•	the prices at which our common stock will trade, or

•

the extent to which investor interest in us will lead to the development of an active, liquid trading market. Active trading markets generally result in lower price volatility and more efficient execution of buy and sell orders for investors.

In addition, our common stock is unlikely to be followed by any market analysts, and there may be few institutions acting as market-makers for our common stock. Either of these factors could adversely affect the liquidity and trading price of our common stock. Until our common stock is fully distributed and an orderly market develops in our common stock, if ever, the price at which it trades is likely to fluctuate significantly. Prices for our common stock will be determined in the marketplace and may be influenced by many factors, including the depth and liquidity of the market for shares of our common stock, developments affecting our business, including the impact of the factors referred to elsewhere in these “Risk Factors,” investor perception of our company and general economic and market conditions. No assurance can be given that an orderly or liquid market will ever develop for the shares of our common stock.

Because of the anticipated low price of the securities being registered, many brokerage firms may not be willing to effect transactions in these securities. Purchasers of our securities should be aware that any market that develops in our stock will be subject to the penny stock rules. See the next two risk factors for implications of holding a penny stock.

Any market that develops in shares of our common stock will be subject to the penny stock rules and restrictions pertaining to low-priced stocks that will create a lack of liquidity and make trading difficult or impossible.

The trading of our shares, if any, will be in the over-the-counter market as maintained by FINRA. As a result, an investor may find it difficult to dispose of, or to obtain accurate quotations as to the price of, our securities.

Rule 3a51-1 of the Securities Exchange Act of 1934 establishes the definition of a “penny stock,” for purposes relevant to us, as any equity security that has a market price of less than $4.00 per share or with an exercise price of less than $4.00 per share, subject to a limited number of exceptions which are not available to us. It is likely that our shares will be considered to be penny stock for the immediately foreseeable future. This classification adversely affects market liquidity for our common stock.

For any transaction involving a penny stock, unless exempt, the penny stock rules require that a broker or dealer approve a person’s account for transactions in penny stock and the broker or dealer receive from the investor a written agreement to the transaction setting forth the identity and quantity of the penny stock to be purchased. In order to approve a person’s account for transactions in penny stock, the broker or dealer must obtain financial information and investment experience and objectives of the person and make a reasonable determination that the transactions in penny stock are suitable for that person and that that person has sufficient knowledge and experience in financial matters to be capable of evaluating the risks of transactions in penny stock.

The broker or dealer must also deliver, prior to any transaction in a penny stock, a disclosure schedule prepared by the SEC relating to the penny stock market, which, in highlight form, sets forth:

•	the basis on which the broker or dealer made the suitability determination, and

•	the fact that the broker or dealer received a signed, written agreement from the investor prior to the transaction.

Disclosure also has to be made about the risks of investing in penny stock in both public offerings and in secondary trading, commissions payable to both the broker-dealer and the registered representative, current quotations for the securities and the rights and remedies available to an investor in cases of fraud in penny stock transactions. Finally, monthly statements have to be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stock.

Because of these rules, broker-dealers may not wish to engage in the necessary paperwork and disclosures and may encounter difficulties in their attempt to sell shares of our common stock, which may affect the ability of selling stockholders or other holders to sell their shares in any secondary market and have the effect of reducing the level of trading activity in any secondary market. These additional sales practice and disclosure requirements could impede the sale of our shares, if and when our shares become publicly traded. In addition, the liquidity for our shares may decrease, with a corresponding decrease in the price of our securities. Our shares, in all probability, will be subject to such penny stock rules for the foreseeable future and our stockholders will, in all likelihood, find it difficult to sell their shares.

The market for penny stock has experienced numerous frauds and abuses that could adversely impact investors in our stock.

We believe that the market for penny stock has suffered from patterns of fraud and abuse. Such patterns include:

•	control of the market for the stock by one or a few broker-dealers that are often related to the promoter or issuer;

•	manipulation of prices through prearranged matching of purchases and sales and false and misleading press releases;

•	“boiler room” practices involving high pressure sales tactics and unrealistic price projections by inexperienced sales persons;

•	excessive and undisclosed bid-ask differentials and markups by selling broker-dealers; and

•

wholesale dumping of the same securities by promoters and broker-dealers after prices have been manipulated to a desired level, along with the inevitable collapse of those prices with consequent investor losses.

If a market develops for our shares, sales of our shares relying upon Rule 144 may depress prices in that market by a material amount.

All of the outstanding shares of our common stock held by present stockholders are “restricted securities” within the meaning of Rule 144 under the Securities Act of 1933.

As restricted shares, these shares may be resold only pursuant to an effective registration statement or under the requirements of Rule 144 or other applicable exemptions from registration under the Act and as required under applicable state securities laws. Rule 144 provides in essence that a person who is not an affiliate and has held restricted securities for a prescribed period of at least six months if purchased from a reporting issuer or 12 months (as is the case in this instance) if purchased from a non-reporting issuer, may, under certain conditions, sell all or any of his shares without volume limitation, in brokerage transactions. Affiliates, however, may not sell shares in excess of 1% of a company’s outstanding common stock each three months. There is no limit on the amount of restricted securities that may be sold by a non-affiliate (i.e., a stockholder who has not been an officer, director or control person for at least 90 consecutive days) after the restricted securities have been held by the owner for the prescribed period of time. A sale under Rule 144 or under any other exemption from the Act, if available, or pursuant to registration of shares of common stock of present stockholders, may have a depressive effect upon the price of the common stock in any market that may develop.

Any trading market that may develop may be restricted by virtue of state securities “blue sky” laws that prohibit trading absent compliance with individual state laws. These restrictions may make it difficult or impossible to sell shares in those states.

There is currently no established public market for our common stock, and there can be no assurance that any established public market will develop in the foreseeable future. Transfer of our common stock may also be restricted under the securities or securities regulations laws promulgated by various states and foreign jurisdictions, commonly referred to as “blue sky” laws. Absent compliance with such individual state laws, our common stock may not be traded in such jurisdictions. Because the securities registered hereunder have not been registered for resale under the blue sky laws of any state, the holders of such shares and persons who desire to purchase them in any trading market that might develop in the future, should be aware that there may be significant state blue sky law restrictions upon the ability of investors to sell the securities and of purchasers to purchase the shares. These restrictions prohibit the secondary trading of our common stock. We currently do not intend to and may not be able to qualify securities for resale in approximately nine states which do not offer manual exemptions and require shares to be qualified before they can be resold by our stockholders. Accordingly, investors should consider the secondary market for our securities to be a limited one.

If our common stock is quoted on the OTC Market and a public market for our common stock develops, short selling could increase the volatility of our stock price.

Short selling occurs when a person sells shares of stock which the person does not yet own and promises to buy stock in the future to cover the sale. The general objective of the person selling the shares short is to make a profit by buying the shares later, at a lower price, to cover the sale. Significant amounts of short selling, or the perception that a significant amount of short sales could occur, could depress the market price of our common stock. In contrast, purchases to cover a short position may have the effect of preventing or retarding a decline in the market price of our common stock, and together with the imposition of the penalty bid, may stabilize, maintain or otherwise affect the market price of our common stock. As a result, the price of our common stock may be higher than the price that otherwise might exist in the open market. If these activities are commenced, they may be discontinued at any time. These transactions may be effected on the OTC Market or any other available markets or exchanges. Such short selling, which we believe affects smaller publicly-held companies more than larger ones, if it were to occur, could impact the value of our common stock in an extreme and volatile manner to the detriment of our stockholders.

Our Board of Directors has the authority, without stockholder approval, to issue preferred stock with terms that may not be beneficial to common stockholders and with the ability to adversely affect stockholder voting power and perpetuate their control over the company.

Our certificate of incorporation allows us to issue shares of preferred stock without any vote or further action by our stockholders. Our Board of Directors has the authority to fix and determine the relative rights and preferences of preferred stock. Our Board of Directors also has the authority to issue preferred stock without further stockholder approval, including large blocks of preferred stock. As a result, our Board of Directors could authorize the issuance of a series of preferred stock that would grant to holders the preferred right to our assets upon liquidation, the right to receive dividend payments before dividends are distributed to the holders of common stock and the right to the redemption of the shares, together with a premium, prior to the redemption of our common stock.

The ability of Michael Heitz, our President, to control our business may limit or eliminate minority stockholders’ ability to influence corporate affairs.

Michael Heitz, our President, beneficially owns approximately 70% of our outstanding common stock. Because of his beneficial stock ownership, Mr. Heitz is in a position to have significant influence in the election of our Board of Directors, decide all matters requiring stockholder approval and determine our policies. The interests of Mr. Heitz may differ from the interests of other stockholders with respect to the issuance of shares, business transactions with or sales to other companies, selection of officers and directors and other business decisions. The minority stockholders would have a difficult time of overriding decisions made by Mr. Heitz. This level of control may also have an adverse impact on the market value of our shares because Mr. Heitz may institute or undertake transactions, policies or programs that result in losses, may not take any steps to increase our visibility in the financial community and may sell sufficient numbers of shares to significantly decrease our price per share.

We do not expect to pay cash dividends in the foreseeable future

We have never paid cash dividends on our common stock. We do not expect to pay cash dividends on our common stock at any time in the foreseeable future. The future payment of dividends directly depends upon our future earnings, capital requirements, financial requirements and other factors that our Board of Directors will consider. Since we do not anticipate paying cash dividends on our common stock, return on your investment, if any, will depend solely on an increase, if any, in the market value of our common stock.

Because we are not subject to compliance with rules requiring the adoption of certain corporate governance measures, our stockholders have limited protections against interested director transactions, conflicts of interest and similar matters.

The Sarbanes-Oxley Act of 2002, as well as rule changes enacted by the SEC, the New York Stock Exchange and the NASDAQ Stock Market as a result of Sarbanes-Oxley, requires the implementation of various measures relating to corporate governance. These measures are designed to enhance the integrity of corporate management and the securities markets and apply to securities which are listed on those exchanges. Because we are not presently required to comply with many of the corporate governance provisions and because we chose to avoid incurring the substantial additional costs associated with such compliance any sooner than legally required, we have not yet adopted these measures.

Because none of our directors are independent directors, we do not currently have independent audit or compensation committees. As a result, these directors have the ability, among other things, to determine their own level of compensation. Until we comply with such corporate governance measures, regardless of whether such compliance is required, the absence of such standards of corporate governance may leave our stockholders without protections against interested director transactions, conflicts of interest, if any, and similar matters and investors may be reluctant to provide us with funds necessary to expand our operations.

We intend to comply with all corporate governance measures relating to director independence as and when required. However, we may find it very difficult or be unable to attract and retain qualified officers, directors and members of Board committees required to provide for our effective management as a result of the Sarbanes-Oxley Act. The enactment of the Sarbanes-Oxley Act has resulted in a series of rules and regulations by the SEC that increase responsibilities and liabilities of directors and executive officers. The perceived increased personal risk associated with these recent changes may make it more costly or deter qualified individuals from accepting these roles.

We are an “emerging growth company” under the JOBS Act of 2012, and we cannot be certain if the reduced disclosure requirements applicable to emerging growth companies will make our common stock less attractive to investors.

We are an “emerging growth company,” as defined in the JOBS Act, and we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. We cannot predict if investors will find our common stock less attractive because we may rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile.

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

We will remain an “emerging growth company” for up to five years, although we will lose that status sooner if our revenues exceed $1 billion, if we issue more than $1 billion in non-convertible debt in a three-year period, or if the market value of our common stock that is held by non-affiliates exceeds $700 million as of May 30 of any year.

Our status as an “emerging growth company” under the JOBS Act of 2012 may make it more difficult to raise capital as and when we need it.

Because of the exemptions from various reporting requirements provided to us as an “emerging growth company” and because we will have an extended transition period for complying with new or revised financial accounting standards, we may be less attractive to investors and it may be difficult for us to raise additional capital as and when we need it. Investors may be unable to compare our business with other companies in our industry if they believe that our financial accounting is not as transparent as other companies in our industry. If we are unable to raise additional capital as and when we need it, our financial condition and results of operations may be materially and adversely affected.

For all of the foregoing reasons and others set forth herein, an investment in our securities in any market which may develop in the future involves a high degree of risk.

ITEM 1B. Unresolved Staff Comments

None

ITEM 2. Properties

Our principal executive office is located at 137 N. Main Street, Suite 200A, Dayton, Ohio 45402. We have been provided office space by our President at no cost.

ITEM 3. Legal Proceedings

There are no pending legal proceedings to which we are a party or of which any of our property is the subject.

ITEM 4. Mine Safety Disclosures

Not applicable

PART II

ITEM 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

There is no established public market for our shares of common stock and a public market may never develop. We received the trading symbol “FPTA” from FINRA effective on September 22, 2015, but no trades have occurred to date. There may never be substantial activity in such market. If there is substantial activity, such activity may not be maintained, and no prediction can be made as to what prices may prevail in such market.

Holders

There were approximately 33 record holders of our common stock as of October 6, 2015.

Dividends

We have never paid a cash dividend or any other form of dividend on our common stock, and we do not anticipate paying cash dividends in the foreseeable future. Moreover, any future credit facilities might contain restrictions on our ability to declare and pay dividends on our common stock. We plan to retain all earnings, if any, for the foreseeable future for use in the operation of our business and to fund the pursuit of future growth. Future dividends, if any, will depend on, among other things, our results of operations, capital requirements and on such other factors as our Board of Directors, in its discretion, may consider relevant.

Recent Sales of Unregistered Securities

There were no sales of unregistered securities other than as reported in prior reports on Forms 10-Q or 8-K.

Purchases of Equity Securities by the Registrant and Affiliated Purchasers

We did not repurchase any shares of our common stock during the fourth quarter of our fiscal year ended June 30, 2015.

ITEM 6. Selected Financial Data

Not applicable

ITEM 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of our financial condition and results of operations should be read in conjunction with our financial statements and related notes included in this report. This discussion includes forward-looking statements that involve risks and uncertainties. As a result of many factors, our actual results may differ materially from those anticipated in these forward-looking statements.

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

Results of Operations – Fiscal Year ended June 30, 2015 and 2014

Revenue

We recorded $8,900 in revenue for the fiscal year ended June 30, 2015 and no revenue for the period from March 31, 2014 (inception) through June 30, 2014. We generate revenue from the rental income of the properties that we acquired and expect to acquire in the future.

Operating Expenses

We recorded $113,053 and $15,530 in total operating expenses for the fiscal year ended June 30, 2015 and the period from March 31, 2014 (inception) through June 30, 2014, respectively. For those periods, our operating expenses consisted of professional fees of $47,181 and $14,000, respectively, general and administrative costs of $7,071 and $1,530, respectively, and property taxes of $58,801 in fiscal 2015. Future operating expenses will consist of personnel costs, insurance and facility costs, depreciation and amortization, marketing and sales, professional fees such as legal and accounting, and other general and administrative costs.

Liquidity and Capital Resources

In May and June 2014, we sold 1,740,000 shares of our common stock to 32 individuals for $36,951. No one purchaser acquired more than 287,000 shares in the private placement, or 5% of our outstanding common stock.

We are paying current expenses from revenues. Absent sufficient revenues to pay expenses, our President has agreed to loan us the funds to cover the balance of outstanding professional and related fees to the extent that such liabilities cannot be extended or satisfied in other ways and our professionals insist upon payment. If and when loaned, the loan will be evidenced by a non-interest bearing unsecured corporate note to be treated as a loan until repaid, if and when we have the financial resources to do so. A formal written arrangement exists with respect to our President’s commitment to loan funds for this purpose and, accordingly, the agreement between us and our President is binding upon all parties.

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

We have no current plans, commitments or arrangements to enter into any merger or acquisition, nor have we in the past entered into any negotiations, received a letter of intent relating thereto or otherwise initiated the process of identifying or acquiring any business opportunity.

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

(b)	Management’s evaluation of the significance of those conditions or events in relation to the entity’s ability to meet its obligations, and

(c)	Management’s plans that alleviated substantial doubt about the entity’s ability to continue as a going concern

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

ITEM 7A. Quantitative and Qualitative Disclosures About Market Risk

Not applicable

ITEM 8. Financial Statements and Supplementary Data

Our audited financial statements for the fiscal year ended June 30, 2015 and period from March 31, 2014 (inception) through June 30, 2014 are included as a separate section of this report beginning on page F-1.

ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

ITEM 9A. Controls and Procedures

Our management, including our President and Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this report. Based upon that evaluation, our President and Chief Financial Officer have concluded that the disclosure controls and procedures as of June 30, 2015 were not effective, due to the material weaknesses discussed below, to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to our management, including our President and Chief Financial Officer, to allow timely decisions regarding disclosure.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining an adequate system of internal control over financial reporting. Our internal control over financial reporting includes those policies and procedures that:

•	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets;

•

provide reasonable assurance that transactions are recorded as necessary to permit preparation of our financial statements in accordance with generally accepted accounting principles in the United States, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and

•	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Because of the inherent limitations of internal control, there is a risk that material misstatements may not be prevented or detected on a timely basis by internal control over financial reporting. However, these inherent limitations are known features of the financial reporting process. Therefore, it is possible to design into the process safeguards to reduce, though not eliminate, this risk.

Our management assessed the effectiveness of our system of internal control over financial reporting as of June 30, 2015. In making this assessment, our management used the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission COSO). Based on our assessment and the criteria set forth by COSO, our management believes that we did not maintain effective internal control over financial reporting as of June 30, 2015due to the material weaknesses discussed below.

The aforementioned evaluation identified material weaknesses that relate to the fact that that our overall financial reporting structure, internal accounting information systems and current staffing levels are not sufficient to support our financial reporting requirements. To address the weaknesses, we performed additional analyses and other post-closing procedures to ensure that our consolidated financial statements are prepared in accordance with generally accepted accounting principles. Accordingly, our management believes that the financial statements included in this report fairly present in all material respects our financial condition, results of operations and cash flows for the periods presented.

As noted above, the issues that resulted from these weaknesses were properly addressed before the completion of our consolidated financial statements. In addition, our management is working to identify and implement corrective actions where required to improve our internal controls, including the enhancement of our systems and procedures to assure that the weaknesses noted above are corrected. We are working to remedy our deficiency.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Our management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only our management’s report in this annual report.

ITEM 9B. Other Information

None

PART III

ITEM 10. Directors, Executive Officers and Corporate Governance

Executive Officers and Directors

Our Board of Directors consists of two members. Neither member is considered “independent” (with independence being determined in accordance with the listing standards established by the NASDAQ Stock Market), because each of them is also an executive officer of our company.

Set forth below are the names, ages and positions of our executive officers and directors as of October 6, 2015:

Name	Age	Positions

Michael Heitz	64	President and Chairman of the Board

Steve Ireland	54	Secretary and Director

Set forth below is biographical information for each of our executive officers and directors.

Michael Heitz is a real estate developer based in Lexington, Kentucky. For more than the past 30 years, he has worked as an entrepreneur and sole proprietor in the commercial real estate field, through Garrett LLC, a Kentucky limited liability company that he controls and will continue to operate part-time. In 2008, Mr. Heitz began working on environmentally-challenged properties. Through Garrett LLC, he has received more than $3,000,000 in assessment and clean-up grants from the State of Ohio. Securing these funds has assisted Mr. Heitz in acquiring, remediating and demolishing structures and readying these sites for enhanced development and sale. Mr. Heitz received a B.A. degree from West Virginia University. Mr. Heitz devotes approximately 75% of his business time to our company.

Mr. Heitz’s substantial knowledge and years of working experience in real estate development and acquisitions makes him well qualified as a member of our Board.

Steve Ireland is a commercial real estate agent in Dayton, Ohio and, since January 2010, has been and will continue to be a Vice President of Miller-Valentine GEM Real Estate Group. Miller-Valentine GEM is a full-service real estate firm that works in all facets of the market from development, construction and multi-family to brokerage and appraisal. He has been involved in the real estate field for the last five years and, in particular, in the industrial market. His projects have included working with clients on remediation needs and addressing the various zoning and other regulations at the state, county and city level. In 2009, Mr. Ireland was self-employed and began his involvement in the real estate field. Prior to his real estate experience, Mr. Ireland owned and managed Main Line Supply Co. Inc., a wholesale industrial distribution business serving the Ohio Valley region, from 1983 through 2008. He managed its sales network, compensation programs and sales platforms. Mr. Ireland received a B.A. degree from Wake Forest University.

Mr. Ireland’s extensive experience in all aspects of the local real estate market, including finding and vetting suitable acquisition targets, makes him well qualified as a member of our Board.

Possible Potential Conflicts

No member of management is or will be required by us to work on a full time basis, although our President devotes approximately 75% of his business time to our company. Accordingly, certain conflicts of interest may arise between us and our officer(s) and director(s) in that they may have other business interests in the future to which they devote their attention, and they may be expected to continue to do so although management time must also be devoted to our business. As a result, conflicts of interest may arise that can be resolved only through their exercise of such judgment as is consistent with each officer’s understanding of his fiduciary duties to us.

Currently we have only two officers and two directors (the same persons) and will seek to add additional officer(s) and/or director(s) as and when the proper personnel are located and terms of employment are mutually negotiated and agreed, and we have sufficient capital resources and cash flow to make such offers.

Board of Directors

All directors hold office until the completion of their term of office, which is not longer than one year, or until their successors have been elected. Both directors’ terms of office expire on June 30, 2015. All officers are appointed annually by the Board of Directors and, subject to existing employment agreements (of which there are currently none) and serve at the discretion of the Board. Currently, directors receive no compensation for their role as directors but may receive compensation for their role as officers.

As long as we have an even number of directors, tie votes on issues are resolved in favor of the Chairman of the Board’s vote.

Committees of the Board of Directors

Concurrent with having sufficient members and resources, our Board of Directors will establish an audit committee and a compensation committee. We believe that we will need a minimum of five directors to have an effective committees system. The audit committee will review the results and scope of the audit and other services provided by the independent auditors and review and evaluate the system of internal controls. The compensation committee will manage the stock option plan and review and recommend compensation arrangements for the officers. No final determination has yet been made as to the memberships of these committees or when we will have sufficient members to establish committees. See “Executive Compensation” below.

All directors will be reimbursed by us for any expenses incurred in attending directors’ meetings provided that we have the resources to pay these fees. We will consider applying for officers and directors liability insurance at such time when it has the resources to do so.

Code of Ethics

Our Board of Directors has adopted a code of ethics, which applies to all our directors, officers and employees. Our code of ethics is intended to comply with the requirements of Item 406 of Regulation S-K.

Our code of ethics is posted on our Internet website at www.firstprioritytaxsolutions.com. We will provide our code of ethics in print without charge to any stockholder who makes a written request to Michael Heitz, our President, at First Priority Tax Solutions Inc., 137 N. Main Street, Suite 200A, Dayton, Ohio 45402. Any waivers of the application, and any amendments to, our code of ethics must be made by our Board of Directors. Any waivers of, and any amendments to, our code of ethics will be disclosed promptly on our Internet website, www.firstprioritytaxsolutions.com.

Stock Option Plan

Pursuant to the October 9, 2014 Board of Directors’ approval and subsequent stockholder approval, we adopted our 2014 Non-Statutory Stock Option Plan (the “Plan”) whereby we reserved for issuance up to 1,000,000 shares of our common stock. Non-Statutory Stock Options do not meet certain requirements of the Internal Revenue Service as compared to Incentive Stock Options which meet the requirements of Section 422 of the Internal Revenue Code. Nonqualified options have two disadvantages compared to incentive stock options. One is that recipients have to report taxable income at the time that they exercise the option to buy stock, and the other is that the income is treated as compensation, which is taxed at higher rates than long-term capital gains. We intend to file a registration statement on Form S-8 so as to register those 1,000,000 shares of common stock underlying the options in the Plan once we are eligible to do so which will be after we are subject to the reporting requirements under the Securities Exchange Act of 1934 and have filed all required reports during the preceding 12 months or such shorter period of time as required.

No options are outstanding or have been issued under the Plan.

Our Board of Directors adopted the Plan to provide a long-term incentive for employees, non-employee directors, consultants, attorneys and advisors of our company. The Board of Directors believes that our policy of granting stock options to such persons will provide us with a potential critical advantage in attracting and retaining qualified candidates. In addition, the Plan is intended to provide us with maximum flexibility to compensate plan participants. We believe that such flexibility will be an integral part of our policy to encourage employees, non-employee directors, consultants and advisors to focus on the long-term growth of stockholder value. The Board of Directors believes that important advantages to our company are gained by an option program such as the Plan which includes incentives for motivating our employees, while at the same time promoting a closer identity of interest between employees, non-employee directors, consultants and advisors on the one hand, and our stockholders on the other.

The principal terms of the Plan are summarized below.

Summary Description of Stock Option Plan

The purpose of the Plan is to provide directors, officers and employees of, as well as consultants, attorneys and advisors to, our company with additional incentives by increasing their ownership interest in the company. Our directors, officers and other employees are eligible to participate in the Plan. Options in the form of Non-Statutory Stock Options (“NSO”) may also be granted to directors who are not employed by us and consultants, attorneys and advisors to us providing valuable services to us and our subsidiaries, if any. In addition, individuals who have agreed to become an employee, director, consultant or advisor to us and/or our subsidiaries are eligible for option grants, conditioned in each case on actual employment, directorship, advisor and/or consultant status. The Plan provides for the issuance of NSOs only, which are not intended to qualify as “incentive stock options” within the meaning of Section 422 of the Internal Revenue Code, as amended. Further, NSOs have two disadvantages compared to ISOs in that recipients of NSOs must report taxable income at the time of NSO option exercise and income from NSOs is treated as compensation which is taxed at higher rates than long-term capital gains.

Our Board of Directors or a compensation committee (once established) will administer the Plan with the discretion generally to determine the terms of any option grant, including the number of option shares, exercise price, term, vesting schedule and the post-termination exercise period. Notwithstanding this discretion (i) the term of any option may not exceed ten years and (ii) an option will terminate as follows: (a) if such termination is on account of termination of employment for any reason other than death, without cause, such options shall terminate one year thereafter; (b) if such termination is on account of death, such options shall terminate 15 months thereafter; and (c) if such termination is for cause (as determined by the Board of Directors and/or compensation committee), such options shall terminate immediately. Unless otherwise determined by the Board of Directors or compensation committee, the exercise price per share of common stock subject to an option shall be equal to no less than 10% of the fair market value of the common stock on the date such option is granted. No NSO shall be assignable or otherwise transferable except by will or the laws of descent and distribution or except as permitted in accordance with SEC Release No. 33-7646, effective April 7, 1999.

The Plan may be amended, altered, suspended, discontinued or terminated by the Board of Directors without further stockholder approval, unless such approval is required by law or regulation or under the rules of the stock exchange or automated quotation system on which the common stock is then listed or quoted. Thus, stockholder approval will not necessarily be required for amendments which might increase the cost of the Plan or broaden eligibility except that no amendment or alteration to the Plan shall be made without the approval of stockholders which would:

•	decrease the NSO price (except as provided in the Plan) or change the classes of persons eligible to participate in the Plan, or

•	extend the NSO period, or

•	materially increase the benefits accruing to Plan participants, or

•	materially modify Plan participation eligibility requirements, or

•	extend the expiration date of the Plan.

Unless otherwise indicated, the Plan will remain in effect for a period of ten years from the date adopted unless terminated earlier by the Board of Directors except as to NSOs then outstanding, which shall remain in effect until they have expired or been exercised.

Section 16(a) Beneficial Ownership Reporting Compliance

Rules adopted by the SEC under Section 16(a) of the Exchange Act, require our officers and directors, and persons who own more than 10% of the issued and outstanding shares of our equity securities, to file reports of their ownership, and changes in ownership, of such securities with the SEC on Forms 3, 4 or 5, as appropriate. Such persons are required by the regulations of the SEC to furnish us with copies of all forms they file pursuant to Section 16(a).

We believe that all of the officers, directors, and owners of more than ten percent of the outstanding shares of our common stock complied with Section 16(a) of the Exchange Act for the year ended December 31, 2012.

ITEM 11. Executive Compensation

Summary Compensation Table

The following table shows, for the fiscal year ended June 30, 2015, compensation awarded to or paid to, or earned by, our Chief Executive Officer and only other employee (the “Named Executive Officer”).

Name and Principal Position	Fiscal Year	Salary	Bonus	Option Awards	Total

Michael Heitz, President	2014	$-	$-	$-	$-

Steve Ireland, Secretary	2014	$-	$-	$-	$-

Outstanding Equity Awards at Fiscal Year End

There were no outstanding equity awards as of June 30, 2015, or through the filing date of this report.

Employment Agreements

As of June 30, 2015, and through the filing date of this report, we have no employment agreements in place with any person.

Director Compensation

Directors currently receive no compensation for serving on our board of directors, other than reimbursement of reasonable expenses for attendance at board meetings.

ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

As of October 6, 2015, we had 5,740,000 shares of common stock outstanding which were held by 33 stockholders. The table below sets forth the ownership of certain individuals and entities. This table discloses those persons known by the Board of Directors to have, or claim to have, beneficial ownership of more than 5% of the outstanding shares of our common stock as of October 6, 2015, of all our directors and executive officers, and of our directors and officers as a group.

Name and Address of Beneficial Owner (1)	Number of Shares Beneficially Owned (2)	Percent of Class

Michael Heitz	4,000,000	69.7%

Steve Ireland	-	-

Officers and directors as a group (2 persons)	4,000,000	69.7%

______________

(1)	The address for each person is 137 N. Main Street, Suite 200A, Dayton, Ohio 45402

(2)

Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all shares of the common stock beneficially owned by them. A person is deemed to be the beneficial owner of securities which may be acquired by such person within 60 days from the date indicated above upon the exercise of options, warrants or convertible securities. Each beneficial owner’s percentage ownership is determined by assuming that options, warrants or convertible securities that are held by such person (but not those held by any other person) and which are exercisable within 60 days of the date indicated above, have been exercised.

Change in Control

There are no arrangements currently in effect which may result in our “change in control,” as that term is defined by the provisions of Item 403(c) of Regulation S-K.

Equity Compensation Plan Information

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))(c)

Equity compensation plans approved by security holders	-	-	1,000,000

Equity compensation plans not approved by security holders	-	-	-

Total	-	-	1,000,000

ITEM 13. Certain Relationships and Related Transactions, and Director Independence.

Related Transactions

To date, we have not purchased any properties from, or sold any properties to, any of our officers, directors or stockholders, or companies affiliated with any of them, and we believe it is unlikely that any such transaction would occur in the future. We have no current policy or limiting provisions in any governing instruments to handle these kinds of conflicts of interest, except that we would expect related party transactions to be made at fair market values and within the scope of our business plan.

Michael Heitz, our President and Chairman of the Board, will devote approximately 75% of his business time to our company. While Mr. Heitz will continue to work through his company, Garrett LLC, that company is predominantly engaged in significant environmental clean-up situations outside of our southern Ohio target area and we do not believe Mr. Heitz’s activities with Garrett will conflict with our operations in terms of identifying appropriate projects. Similarly, Steve Ireland, our Secretary and a director, will continue to work with Miller-Valentine GEM Real Estate Group, a full-service real estate firm in Dayton. That firm does not participate as a principal in real estate transactions and we do not believe Mr. Ireland’s services at Miller-Valentine GEM will conflict with our operations.

We have agreed to pay Miller-Valentine GEM a brokerage fee of 6% of the sale price for any sale of the property during the listing period ending on July 23, 2015, or, if the property is leased during such period, a leasing commission of 6% of the total rent for the initial term of the lease, payable in full at the signing of the lease. We believe that our agreement with Miller-Valentine GEM is on terms no less favorable to us than could have been obtained from unaffiliated third parties.

We entered into an agreement regarding our President lending funds to us if necessary. No amounts were outstanding under this agreement as of June 30, 2015, or through the filing date of this report. A summary of such agreement may be found in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of this report.

We have been provided office space by our President at no cost.

Director Independence

Our two current directors are not “independent” as they are executive officers of our company.

PART IV

ITEM 14. Principal Accountant Fees and Services

Audit Fees

Audit fees are those fees billed for professional services rendered for the audit of the annual financial statements and reviews of the financial statements included in Forms 10-Q. For the fiscal year ended June 30, 2015, $9,000 in audit fees were billed by Li and Company, PC (“Li & Co.”) and, for the period from March 31, 2014 (inception) through June 30, 2014, $4,000 in audit fees were billed by Li & Co. related to the audit and reviews of our financial statements.

Audit-related Fees

Audit-related fees are fees billed for professional services other than the audit of our financial statements. For the fiscal year ended June 30, 2015, no audit-related fees were billed by Li & Co. and, for the period from March 31, 2014 (inception) through June 30, 2014, no audit-related fees were billed by Li & Co.

Tax Fees

Tax fees are those fees billed for professional services rendered for tax compliance, including preparation of corporate federal and state income tax returns, tax advice and tax planning. For the fiscal year ended June 30, 2015, no tax fees were billed by Li & Co. and, for the period from March 31, 2014 (inception) through June 30, 2014, no tax fees were billed by Li & Co.

All Other Fees

No other fees were billed by our independent auditors in fiscal 2015 and 2014.

Audit Committee

We have not established an audit committee. Our board of directors approved the services rendered and fees charged by our independent auditors. Our board of directors has reviewed and discussed our audited financial statements for the fiscal year ended June 30, 2015, with our management. In addition, our board of directors has discussed with Li and Company, PC, our independent registered public accountants, the matters required to be discussed by Statement of Auditing Standards No. 61 (Communications with Audit Committee). Our board of directors also has received the written disclosures and the letter from as required by the Independence Standards Board Standard No. 1 (Independence Discussions with Audit Committees) and our board of directors has discussed the independence of Li and Company, PC with that firm.

Based on our board of directors’ review of the matters noted above and its discussions with our independent auditors and our management, our board of directors approved the audited financial statements included in our annual report on Form 10-K for the fiscal year ended June 30, 2015.

Policy for Pre-Approval of Audit and Non-Audit Services

Our board of directors’ policy is to pre-approve all audit services and all non-audit services that our independent auditor is permitted to perform for us under applicable federal securities regulations. As permitted by the applicable regulations, our board of directors’ policy utilizes a combination of specific pre-approval on a case-by-case basis of individual engagements of the independent auditor and general pre-approval of certain categories of engagements up to predetermined dollar thresholds that are reviewed annually by our board of directors. Specific pre-approval is mandatory for the annual financial statement audit engagement, among others.

The pre-approval policy was implemented effective in fiscal 2014. All engagements of the independent auditor to perform any audit services and non-audit services since that date have been pre-approved by our board of directors in accordance with the pre-approval policy. The policy has not been waived in any instance. All engagements of the independent auditor to perform any audit services and non-audit services prior to the date the pre-approval policy was implemented were approved by our board of directors in accordance its normal functions.

ITEM 15. Exhibits and Financial Statement Schedules

(a)	Exhibits

Exhibit Number	Description

3.1	Certificate of Incorporation of First Priority Tax Solutions Inc. (1)
3.2	By-Laws of First Priority Tax Solutions Inc. (1)
10.1	2014 Non-Statutory Stock Option Plan. (1)
10.2	Agreement between First Priority Tax Solutions Inc. and its President. (1)
10.3	Form of Subscription Agreement. (1)
10.4	Promissory Note issued to Holly1 LLC. (1)
14.1	Code of Business Conduct and Ethics. (1)
14.2	Code of Ethics for the CEO and Senior Financial Officers. (1)
21.1	Subsidiaries of the Registrant. (1)
3.1*	Certification of Chief Executive Officer and Chief Financial Officer required by Rule 13(a)-14(a).
32.1*	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

____________________

*	Filed herewith.

(1)

Incorporated by reference to the exhibits included with our Registration Statement on Form S-11 (No. 333-199336), originally filed with the U.S. Securities and Exchange Commission on October 15, 2014 and effective on February 5, 2015.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIRST PRIORITY TAX SOLUTIONS

Dated: October 7, 2015	By:	/s/ Michael Heitz
Michael Heitz
President and Chairman of the Board
(principal executive, financial and accounting officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Michael Heitz	President and Chairman of the Board	October 7, 2015
Michael Heitz	(principal executive, financial and accounting officer)

/s/ Steve Ireland	Secretary and Director	October 7, 2015
Steve Ireland

First Priority Tax Solutions Inc.

June 30, 2015 and 2014

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

First Priority Tax Solutions Inc.

We have audited the balance sheets of First Priority Tax Solutions Inc. (the “Company”) as of June 30, 2015 and 2014 and the related statements of operations, changes in stockholders’ equity (deficit) and cash flows for the fiscal year ended June 30, 2015 and for the period from March 31, 2014 (inception) through June 30, 2014. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of June 30, 2015 and 2014 and the results of its operations and its cash flows for the fiscal year ended June 30, 2015 and for the reporting period from March 31, 2014 (inception) through June 30, 2014 in conformity with accounting principles generally accepted in the United States of America.

The financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company had an accumulated deficit at June 30, 2015, a net loss and net cash used in operating activities for the reporting period then ended. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regards to these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Li and Company, PC

Li and Company, PC

Skillman, New Jersey

October 7, 2015

First Priority Tax Solutions Inc.

Balance Sheets

	June 30, 2015	June 30, 2014

Assets
Current Assets
Cash	$7,275	$78,474
Stock subscription receivable	-	36,951
Deposit on acquisition of real estate	-	5,000

Total current assets	7,275	120,425

Real Estate
Land	15,000	-
Building	60,000	-
Accumulated depreciation	(2,000)	-

Real estate, net	73,000	-

Total Assets	$80,275	$120,425

Liabilities and Stockholders' Equity (Deficit)
Current Liabilities
Accrued expenses	$66,512	$279
Note payable, current maturity	85,000	-

Total current liabilities	151,512	279

Non-current Liabilities
Note payable, net of current maturity	-	85,000

Total non-current liabilities	-	85,000

Total liabilities	151,512	85,279

Stockholders' Equity (Deficit)
Preferred stock par value $0.000001: 8,000,000 shares authorized;
none issued or outstanding	-	-
Common stock par value $0.000001: 92,000,000 shares authorized;
5,740,000 shares issued and outstanding	6	6
Additional paid-in capital	53,349	50,949
Accumulated deficit	(124,592)	(15,809)

Total Stockholders' Equity (Deficit)	(71,237)	35,146

Total Liabilities and Stockholders' Equity (Deficit)	$80,275	$120,425

See accompanying notes to the financial statements.

First Priority Tax Solutions Inc.

Statements of Operations

	For the fiscal year	For the Period from March 31, 2014 (Inception)
	ended	through
	June 30, 2015	June 30, 2014

Revenue from sales of properties	$8,900	$-

Cost of revenue	2,400	-

Gross margin	6,500	-

Operating Expenses
Professional fees	47,181	14,000
Property taxes	58,801	-
General and administrative	7,071	1,530

Total operating expenses	113,053	15,530

Loss from Operations	(106,553)	(15,530)

Other (Income) Expense
Other income	(940)	-
Interest income	(230)	-
Interest expense	3,400	279

Other (income) expense, net	2,230	279

Loss before Income Tax Provision	(108,783)	(15,809)

Income Tax Provision	-	-

	$(108,783)	$(15,809)

Earnings per share
Basic and Diluted	$(0.02)	$(0.00)

Weighted average common shares outstanding
Basic and Diluted	5,740,000	4,000,000

See accompanying notes to the financial statements.

First Priority Tax Solutions Inc.

Statement of Changes in Stockholders' Equity (Deficit)
For the fiscal year ended June 30, 2015 and for the Period from March 31, 2014 (Inception) through June 30, 2014

	Common Stock par value $0.000001		Additional		Total
	Number of		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Equity (Deficit)

March 31, 2014 (Inception)	-	-	-	-	-

Shares issued to founder for compensation	4,000,000	4			4

Shares issued for cash at $0.02 per share on June 30, 2014	1,740,000	2	36,949		36,951

Expenses paid by president as contributed capital	-	-	14,000	-	14,000

Net loss	-	-	-	(15,809)	(15,809)

Balance, June 30, 2014	5,740,000	6	50,949	(15,809)	35,146

Expenses paid by president as contributed capital	-	-	2,400	-	2,400

Net loss	-	-	-	(108,783)	(108,783)

Balance, June 30, 2015	5,740,000	6	53,349	(124,592)	(71,237)

See accompanying notes to the financial statements.

First Priority Tax Solutions Inc.

Statement of Cash Flows

	For the fiscal year ended June 30, 2015	For the Period from March 31, 2014 (Inception) through June 30, 2014

Cash Flows from Operating Activities
Net loss	$(108,783)	$(15,809)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	2,000	-
Stock compensation	-	4
Changes in operating assets and liabilities:
Accrued expenses	62,833	-
Accrued interest	3,400	279

Net Cash Used in Operating Activities	(40,550)	(15,526)

Cash Flows from Investing Activitites
Dsposit on acquisition of real estate	-	(5,000)
Purchase of real estate	(70,000)	-

Net cash used in investing activities	(70,000)	(5,000)

Cash Flows from Financing Activities
Proceeds from note payable	-	85,000
Contribution to capital	2,400	14,000
Proceeds from sales of stock for cash	36,951	-

Net Cash Provided by Financing Activities	39,351	99,000

Net Change in Cash	(71,199)	78,474

Cash - beginning of reporting period	78,474	-

Cash - end of reporting period	$7,275	$78,474

Supplemental disclosure of cash flow information:
Interest paid	$-	$-
Income tax paid	$-	$-

Supplemental disclosure of non-cash investing and financing activities:
Stock subscription receivable	$-	$36,951

See accompanying notes to the financial statements.

First Priority Tax Solutions Inc.

June 30, 2015 and 2014

Notes to the Financial Statements

Note 1 - Organization and Operations

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

Note 2 - Significant and Critical Accounting Policies and Practices

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

Basis of Presentation

The Company’s consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”).

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

The Company’s note payable approximates the fair value of such instrument based upon management’s best estimate of interest rates that would be available to the Company for similar financial arrangement at June 30, 2015.

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

There were no potentially dilutive common shares outstanding for the fiscal year ending June 30, 2015 or for the period from March 31, 2014 (inception) through June 30, 2014.

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

Recently Issued Accounting Pronouncements

In May 2014, the FASB issued the FASB Accounting Standards Update No. 2014-09 “Revenue from Contracts with Customers (Topic 606)” (“ASU 2014-09”)

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

As reflected in the financial statements, the Company had an accumulated deficit at June 30, 2015, a net loss and net cash used in operating activities for the reporting period then ended. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

Note 4 – Real Estate

As of June 30, 2015, real estate investment consisted of one commercial property located at 1784 Stanley Avenue, Dayton, Ohio, which is not yet rented.

Depreciation expense for the fiscal year ended June 30, 2015 and 2014 totaled $2,000 and $0, respectively.

Note 5 - Notes Receivable

On July 10, 2014, the Company sold property located at 1029 Valley St, Dayton, Ohio to a third party and received a promissory note in the amount of $4,400. The Company accreted interest at 5% per annum on the note ($77). The note requires monthly payments of $400 commencing on September 1, 2014. This note has been collected on June 17, 2015.

On August 21, 2014, the Company sold property located at 1061 Gerhard St, Dayton, Ohio to a third party and received a promissory note in the amount of $4,500. The Company accreted interest at 5% per annum on the note ($60). The note requires monthly payments of $500 commencing on October 1, 2014. The note has been collected on March 11, 2015.

Note 6 - Note Payable

On June 1, 2014, the Company entered into a note payable with a third-party in the amount of $85,000. The note bears interest at 4% per annum with interest and principal due on June 1, 2016. Accrued interest totaled $3,400 and $279 for the fiscal year ended June 30, 2015 and for the period from March 31, 2014 (inception) through June 30, 2014, respectively.

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

On September 30, 2014, the Company’s president paid repair and cleaning costs associated with the Company’s properties, totaling $2,400. This amount has been shown as a contribution to capital.

Note 9 – Concentration

The Company operates in the Real Estate industry and owns one property in Dayton, Ohio.

In July and August 2014, the Company sold two properties, located in Dayton, Ohio for $8,900.

Note 10 – Deferred Tax Assets and Income Tax Provision

Deferred Tax Assets

At June 30, 2015, the Company had net operating loss (“NOL”) carry–forwards for Federal income tax purposes of $124,592 that may be offset against future taxable income through 2035. No tax benefit has been recorded with respect to these net operating loss carry-forwards in the accompanying financial statements as the management of the Company believes that the realization of the Company’s net deferred tax assets of approximately $42,361 was not considered more likely than not and accordingly, the potential tax benefits of the net loss carry-forwards are offset by the full valuation allowance.

Deferred tax assets consist primarily of the tax effect of NOL carry-forwards. The Company has provided a full valuation allowance on the deferred tax assets because of the uncertainty regarding its realization. The valuation allowance increased approximately $36,986 and $5,375 for the fiscal year ended June 30, 2015 and for the period from March 31, 2014 (inception) through June 30, 2014.

Components of deferred tax assets are as follows:

	June 30, 2015	June 30, 2014
Net deferred tax assets – Non-current:

Expected income tax benefit from NOL carry-forwards	$42,361	$5,375

Less valuation allowance	(42,361)	(5,375)

Deferred tax assets, net of valuation allowance	$-	$-

Income Tax Provision in the Statement of Operations

A reconciliation of the federal statutory income tax rate and the effective income tax rate as a percentage of income before income taxes is as follows:

	For the fiscal year ended June 30, 2015	For the period from March 31, 2014 (inception) through June 30, 2014

Federal statutory income tax rate	34.0%	34.0%

Increase (reduction) in income tax provision resulting from:

Net operating loss (“NOL”) carry-forwards	(34.0)	(34.0)

Effective income tax rate	0.0%	0.0%

Tax Returns Remaining subject to IRS Audits

The Company has not yet filed its corporation income tax return for the reporting period ended June 30, 2015. The Company's corporation income tax returns for the reporting period ended June 30, 2015 will remain subject to audit under the statute of limitations by the Internal Revenue Service for a period of three (3) years from the date they are filed.

Note 11 – Subsequent Events

The Company has evaluated all events that occurred after the balance sheet date through the date when the financial statements were issued to determine if they must be reported. The Management of the Company determined that the following reportable subsequent events had to be disclosed as follows:

On September 8, 2015, the Company was informed that, on October 15, 2015, it has a meeting with the Montgomery County Board of Revision in Dayton Ohio to address the complaint against the valuation of the real property at 1784 Stanley Ave. The property was purchased for $75,000, yet the value on the Montgomery County Property Database is $1,107,210.

