Form 10-Q
period 2015-09-30
First Priority Tax Solutions Inc.
filed 2015-11-13
CIK 1622408

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from________to________

Commission file number: 333-199336

First Priority Tax Solutions Inc.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	46-5250836
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

137 N. Main Street, Suite 200A, Dayton, Ohio	45402
(Address of Principal Executive Offices)	(Zip Code)

(859) 268-6264

(Registrant's Telephone Number, Including Area Code)

 ________________________________________________________________

(Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

As of November 13, 2015, there were 5,740,000 shares of the registrant's common stock outstanding.

First Priority Tax Solutions Inc.

2

First Priority Tax Solutions Inc.

September 30, 2015 and 2014

First Priority Tax Solutions Inc.
Balance Sheets

	September 30, 2015	June 30, 2015
	(unaudited)

Assets
Current Assets
Cash	$3,029	$7,275
Prepaid expenses	100	-

Total current assets	3,129	7,275

Real Estate
Land	15,000	15,000
Building	60,000	60,000
Accumulated depreciation	(2,500)	(2,000)

Real estate, net	72,500	73,000

Total Assets	$75,629	$80,275

Liabilities and Stockholders' Deficit
Current Liabilities
Accrued expenses	$67,419	$66,512
Note payable	85,000	85,000

Total current liabilities	152,419	151,512

Total liabilities	152,419	151,512

Stockholders' Deficit
Preferred stock par value $0.000001: 8,000,000 shares authorized; none issued or outstanding	-	-
Common stock par value $0.000001: 92,000,000 shares authorized; 5,740,000 shares issued and outstanding	6	6
Additional paid-in capital	53,349	53,349
Accumulated deficit	(130,145)	(124,592)

Total Stockholders' Deficit	(76,790)	(71,237)

Total Liabilities and Stockholders' Deficit	$75,629	$80,275

See accompanying notes to the financial statements.

First Priority Tax Solutions Inc.
Statements of Operations

	For the three	For the three
	months ended	months ended
	September 30, 2015	September 30, 2014
	(Unaudited)	(Unaudited)

Revenue from sales of properties	$-	$8,900

Cost of revenue	-	2,400

Gross margin	-	6,500

Operating Expenses
Professional fees	2,799	8,309
General and administrative	2,497	1,778

Total operating expenses	5,296	10,087

Loss from Operations	(5,296)	(3,587)

Other (Income) Expense
Other income	(600)	-
Interest expense	857	857

Other (income) expense, net	257	857

Loss before Income Tax Provision	(5,553)	(4,444)

Income Tax Provision	-	-

Net Loss	$(5,553)	$(4,444)

Earnings per share
-Basic and Diluted	$(0.00)	$(0.00)

Weighted average common shares outstanding
-Basic and Diluted	5,740,000	5,740,000

See accompanying notes to the financial statements.

First Priority Tax Solutions Inc.
Statement of Changes in Stockholders' (Deficit)
For the reporting period ended September 30, 2015
(unaudited)

	Common Stock par value $0.000001		Additional		Total
	Number of		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	(Deficit)
Balance, June 30, 2014	5,740,000	$6	$50,949	$(15,809)	$35,146

Expenses paid by president as contributed capital			2,400		2,400

Net loss				(108,783)	(108,783)

Balance, June 30, 2015	5,740,000	6	53,349	(124,592)	(71,237)

Net loss				(5,553)	(5,553)

Balance,September 30, 2015	5,740,000	$6	$53,349	$(130,145)	$(76,790)

See accompanying notes to the financial statements.

First Priority Tax Solutions Inc.
Statement of Cash Flows

	For the three	For the three
	months ended	months ended
	September 30, 2015	September 30, 2014
	(Unaudited)	(Unaudited)

Cash Flows from Operating Activities
Net loss	$(5,553)	$(4,444)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	500	500
Changes in operating assets and liabilities:
Prepaid expenses	(100)	-
Accrued expenses	49	-
Accrued interest	858	857

Net Cash Used in Operating Activities	(4,246)	(3,087)

Cash Flows from Investing Activitites
Notes receivable	-	(6,690)
Purchase of real estate	-	(75,000)

Net cash used in investing activities	-	(81,690)

Cash Flows from Financing Activities
Proceeds from sales of stock for cash	-	36,951

Net Cash Provided by Financing Activities	-	36,951

Net Change in Cash	(4,246)	(47,826)

Cash - beginning of reporting period	7,275	78,474

Cash - end of reporting period	$3,029	$30,648

Supplemental disclosure of cash flow information:
Interest paid	$-	$-
Income tax paid	$-	$-

See accompanying notes to the financial statements.

First Priority Tax Solutions Inc.

September 30, 2015 and 2014

Notes to the Financial Statements

(unaudited)

Note 1 – Organization and Operations

First Priority Tax Solutions, Inc. ("First Priority" or the "Company") was incorporated on March 31, 2014 under the laws of the State of Delaware.

The Company intends to engage in the business of acquiring, developing and managing residential and commercial income-producing properties in the Cincinnati and Dayton, Ohio metropolitan areas. Revenue will be generated primarily from rental income from the tenants occupying the properties acquired.

Note 2 – Significant and Critical Accounting Policies and Practices

The Management of the Company is responsible for the selection and use of appropriate accounting policies and the appropriateness of accounting policies and their application. Critical accounting policies and practices are those that are both most important to the portrayal of the Company's financial condition and results and require management's most difficult, subjective, or complex judgments, often as a result of the need to make estimates about the effects of matters that are inherently uncertain. The Company's significant and critical accounting policies and practices are disclosed below as required by generally accepted accounting principles.

Basis of Presentation – Unaudited Interim Financial Information

The accompanying unaudited interim financial statements and related notes have been prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP") for interim financial information, and with the rules and regulations of the United States Securities and Exchange Commission ("SEC") to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. The unaudited interim financial statements furnished reflect all adjustments (consisting of normal recurring accruals) which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented. Interim results are not necessarily indicative of the results for the full year. These unaudited interim financial statements should be read in conjunction with the financial statements of the Company for the reporting period ended June 30, 2015 and notes thereto contained in the Company's Annual Report on Form 10-K filed with the SEC on October 7, 2015.

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

Critical accounting estimates are estimates for which (a) the nature of the estimate is material due to the levels of subjectivity and judgment necessary to account for highly uncertain matters or the susceptibility of such matters to change and (b) the impact of the estimate on financial condition or operating performance is material. The Company's critical accounting estimates and assumptions affecting the financial statements were:

(i)

Assumption as a going concern: Management assumes that the Company will continue as a going concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business.

(ii)

Fair value of long-lived assets: Fair value is generally determined using the asset's expected future discounted cash flows or market value, if readily determinable. If long-lived assets are determined to be recoverable, but the newly determined remaining estimated useful lives are shorter than originally estimated, the net book values of the long-lived assets are depreciated over the newly determined remaining estimated useful lives. The Company considers the following to be some examples of important indicators that may trigger an impairment review: (i) significant under-performance or losses of assets relative to expected historical or projected future operating results; (ii) significant changes in the manner or use of assets or in the Company's overall strategy with respect to the manner or use of the acquired assets or changes in the Company's overall business strategy; (iii) significant negative industry or economic trends; (iv) increased competitive pressures; (v) a significant decline in the Company's stock price for a sustained period of time; and (vi) regulatory changes. The Company evaluates acquired assets for potential impairment indicators at least annually and more frequently upon the occurrence of such events.

(iii)

Valuation allowance for deferred tax assets: Management assumes that the realization of the Company's net deferred tax assets resulting from its net operating loss ("NOL") carry–forwards for Federal income tax purposes that may be offset against future taxable income was not considered more likely than not and accordingly, the potential tax benefits of the net loss carry-forwards are offset by a full valuation allowance. Management made this assumption based on (a) the Company has incurred recurring losses, (b) general economic conditions, and (c) its ability to raise additional funds to support its daily operations by way of a public or private offering, among other factors.

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

Fair Value of Financial Instrument and Fair Value Measurements

The Company follows paragraph 825-10-50-10 of the FASB Accounting Standards Codification for disclosures about fair value of its financial instruments and paragraph 820-10-35-37 of the FASB Accounting Standards Codification ("Paragraph 820-10-35-37") to measure the fair value of its financial instruments. Paragraph 820-10-35-37 establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. To increase consistency and comparability in fair value measurements and related disclosures, Paragraph 820-10-35-37 establishes a fair value hierarchy which prioritizes the inputs to valuation techniques used to measure fair value into three (3) broad levels. The fair value hierarchy gives the highest priority to quoted prices (unadjusted) in active markets for identical assets or liabilities and the lowest priority to unobservable inputs. The three (3) levels of fair value hierarchy defined by Paragraph 820-10-35-37 are described below:

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

The carrying amounts of the Company's financial assets and liabilities, such as cash, prepaid expenses and accrued expenses, approximate their fair values because of the short maturity of these instruments.

The Company's note payable approximates the fair value of such instrument based upon management's best estimate of interest rates that would be available to the Company for similar financial arrangement at September 30, 2015.

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

Pursuant to ASC Paragraph 360-10-35-21 the Company's long-lived asset (asset group) is tested for recoverability whenever events or changes in circumstances indicate that its carrying amount may not be recoverable. The Company considers the following to be some examples of such events or changes in circumstances that may trigger an impairment review: (a) significant decrease in the market price of a long-lived asset (asset group); (b) A significant adverse change in the extent or manner in which a long-lived asset (asset group) is being used or in its physical condition; (c) A significant adverse change in legal factors or in the business climate that could affect the value of a long-lived asset (asset group), including an adverse action or assessment by a regulator; (d) An accumulation of costs significantly in excess of the amount originally expected for the acquisition or construction of a long-lived asset (asset group); (e) A current-period operating or cash flow loss combined with a history of operating or cash flow losses or a projection or forecast that demonstrates continuing losses associated with the use of a long-lived asset (asset group); and (f) A current expectation that, more likely than not, a long-lived asset (asset group) will be sold or otherwise disposed of significantly before the end of its previously estimated useful life. The Company tests its long-lived assets for potential impairment indicators at least annually and more frequently upon the occurrence of such events.

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

Pursuant to Section 850-10-20 the related parties include a. affiliates ("Affiliate" means, with respect to any specified Person, any other Person that, directly or indirectly through one or more intermediaries, controls, is controlled by or is under common control with such Person, as such terms are used in and construed under Rule 405 under the Securities Act) of the Company; b. entities for which investments in their equity securities would be required, absent the election of the fair value option under the Fair Value Option Subsection of Section 825–10–15, to be accounted for by the equity method by the investing entity; c. trusts for the benefit of employees, such as pension and profit-sharing trusts that are managed by or under the trusteeship of management; d. principal owners of the Company; e. management of the Company; f. other parties with which the Company may deal if one party controls or can significantly influence the management or operating policies of the other to an extent that one of the transacting parties might be prevented from fully pursuing its own separate interests; and g. other parties that can significantly influence the management or operating policies of the transacting parties or that have an ownership interest in one of the transacting parties and can significantly influence the other to an extent that one or more of the transacting parties might be prevented from fully pursuing its own separate interests.

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

If the assessment of a contingency indicates that it is probable that a material loss has been incurred and the amount of the liability can be estimated, then the estimated liability would be accrued in the Company's financial statements. If the assessment indicates that a potential material loss contingency is not probable but is reasonably possible, or is probable but cannot be estimated, then the nature of the contingent liability, and an estimate of the range of possible losses, if determinable and material, would be disclosed.

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

The Company adopted section 740-10-25 of the FASB Accounting Standards Codification ("Section 740-10-25"). Section 740-10-25 addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under Section 740-10-25, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent (50%) likelihood of being realized upon ultimate settlement. Section 740-10-25 also provides guidance on de-recognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures.

The estimated future tax effects of temporary differences between the tax basis of assets and liabilities are reported in the accompanying balance sheets, as well as tax credit carry-backs and carry-forwards. The Company periodically reviews the recoverability of deferred tax assets recorded on its balance sheets and provides valuation allowances as management deems necessary.

Management makes judgments as to the interpretation of the tax laws that might be challenged upon an audit and cause changes to previous estimates of tax liability. In addition, the Company operates within multiple taxing jurisdictions and is subject to audit in these jurisdictions. In management's opinion, adequate provisions for income taxes have been made for all years. If actual taxable income by tax jurisdiction varies from estimates, additional allowances or reversals of reserves may be necessary.

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

There were no potentially dilutive common shares outstanding for the reporting period ending September 30, 2015 and 2014.

Cash Flows Reporting

The Company adopted paragraph 230-10-45-24 of the FASB Accounting Standards Codification for cash flows reporting, classifies cash receipts and payments according to whether they stem from operating, investing, or financing activities and provides definitions of each category, and uses the indirect or reconciliation method ("Indirect method") as defined by paragraph 230-10-45-25 of the FASB Accounting Standards Codification to report net cash flow from operating activities by adjusting net income to reconcile it to net cash flow from operating activities by removing the effects of (a) all deferrals of past operating cash receipts and payments and all accruals of expected future operating cash receipts and payments and (b) all items that are included in net income that do not affect operating cash receipts and payments. The Company reports the reporting currency equivalent of foreign currency cash flows, using the current exchange rate at the time of the cash flows and the effect of exchange rate changes on cash held in foreign currencies is reported as a separate item in the reconciliation of beginning and ending balances of cash and cash equivalents and separately provides information about investing and financing activities not resulting in cash receipts or payments in the period pursuant to paragraph 830-230-45-1 of the FASB Accounting Standards Codification.

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

Recently Issued Accounting Pronouncements

In May 2014, the FASB issued the FASB Accounting Standards Update No. 2014-09 "Revenue from Contracts with Customers (Topic 606)" ("ASU 2014-09")

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

To achieve that core principle, an entity should apply the following steps:

  Identify the contract(s) with the customer
  Identify the performance obligations in the contract
  Determine the transaction price
  Allocate the transaction price to the performance obligations in the contract
  Recognize revenue when (or as) the entity satisfies a performance obligations

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

Finally, the amendments remove paragraph 810-10-15-16. Paragraph 810-10-15-16 states that a development stage entity does not meet the condition in paragraph 810-10-15-14(a) to be a variable interest entity if (1) the entity can demonstrate that the equity invested in the legal entity is sufficient to permit it to finance the activities that it is currently engaged in and (2) the entity's governing documents and contractual arrangements allow additional equity investments.

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

Early application of each of the amendments is permitted for any annual reporting period or interim period for which the entity's financial statements have not yet been issued (public business entities) or made available for issuance (other entities). Upon adoption, entities will no longer present or disclose any information required by Topic 915.

In August 2014, the FASB issued the FASB Accounting Standards Update No. 2014-15 "Presentation of Financial Statements—Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity's Ability to Continue as a Going Concern ("ASU 2014-15").

In connection with preparing financial statements for each annual and interim reporting period, an entity's management should evaluate whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the entity's ability to continue as a going concern within one year after the date that the financial statements are issued (or within one year after the date that the financial statements are available to be issued when applicable). Management's evaluation should be based on relevant conditions and events that are known and reasonably knowable at the date that the financial statements are issued (or at the date that the financial statements are available to be issued when applicable). Substantial doubt about an entity's ability to continue as a going concern exists when relevant conditions and events, considered in the aggregate, indicate that it is probable that the entity will be unable to meet its obligations as they become due within one year after the date that the financial statements are issued (or available to be issued). The term probable is used consistently with its use in Topic 450, Contingencies.

When management identifies conditions or events that raise substantial doubt about an entity's ability to continue as a going concern, management should consider whether its plans that are intended to mitigate those relevant conditions or events will alleviate the substantial doubt. The mitigating effect of management's plans should be considered only to the extent that (1) it is probable that the plans will be effectively implemented and, if so, (2) it is probable that the plans will mitigate the conditions or events that raise substantial doubt about the entity's ability to continue as a going concern.

If conditions or events raise substantial doubt about an entity's ability to continue as a going concern, but the substantial doubt is alleviated as a result of consideration of management's plans, the entity should disclose information that enables users of the financial statements to understand all of the following (or refer to similar information disclosed elsewhere in the footnotes):

a.	Principal conditions or events that raised substantial doubt about the entity's ability to continue as a going concern (before consideration of management's plans)
b.	Management's evaluation of the significance of those conditions or events in relation to the entity's ability to meet its obligations
c.	Management's plans that alleviated substantial doubt about the entity's ability to continue as a going concern.

If conditions or events raise substantial doubt about an entity's ability to continue as a going concern, and substantial doubt is not alleviated after consideration of management's plans, an entity should include a statement in the footnotes indicating that there is substantial doubt about the entity's ability to continue as a going concern within one year after the date that the financial statements are issued (or available to be issued). Additionally, the entity should disclose information that enables users of the financial statements to understand all of the following:

a.	Principal conditions or events that raise substantial doubt about the entity's ability to continue as a going concern
b.	Management's evaluation of the significance of those conditions or events in relation to the entity's ability to meet its obligations
c.	Management's plans that are intended to mitigate the conditions or events that raise substantial doubt about the entity's ability to continue as a going concern.

The amendments in this Update are effective for the annual period ending after December 15, 2016, and for annual periods and interim periods thereafter. Early application is permitted.

Management does not believe that any other recently issued, but not yet effective accounting pronouncements, when adopted, will have a material effect on the accompanying financial statements.

Note 3 – Going Concern

The Company has elected to adopt early application of Accounting Standards Update No. 2014-15, "Presentation of Financial Statements—Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity's Ability to Continue as a Going Concern ("ASU 2014-15").

The Company's financial statements have been prepared assuming that it will continue as a going concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business.

As reflected in the financial statements, the Company had an accumulated deficit at September 30, 2015, a net loss and net cash used in operating activities for the reporting period then ended. These factors raise substantial doubt about the Company's ability to continue as a going concern.

The Company is attempting to commence operations and generate sufficient revenue; however, the Company's cash position may not be sufficient to support its daily operations. While the Company believes in the viability of its strategy to commence operations and generate sufficient revenue and in its ability to raise additional funds, there can be no assurances to that effect. The ability of the Company to continue as a going concern is dependent upon its ability to further implement its business plan and generate sufficient revenue and its ability to raise additional funds by way of a public or private offering.

The financial statements do not include any adjustments related to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Note 4 – Real Estate

As of September 30, 2015, real estate investment consisted of one commercial property located at 1784 Stanley Avenue, Dayton, Ohio, which is not yet rented.

Depreciation expense for the three months ended September 30, 2015 and 2014 totaled $500 and $500, respectively.

Note 5 – Note Payable

On June 1, 2014, the Company entered into a note payable with a third-party in the amount of $85,000. The note bears interest at 4% per annum with interest and principal due on June 1, 2016. Accrued interest totaled $4,537 and $1,136 for the reporting period ended September 30, 2015 and 2014, respectively.

Note 6 – Stockholders' (Deficit)

Shares Authorized

Upon formation, the total number of shares of all classes of stock which the Company is authorized to issue is Ninety Two Million (92,000,000) shares of Common Stock, par value $0.000001 per share, and Eight Million (8,000,000) shares of Preferred Stock, par value $0.000001 per share.

Note 7 – Related Party Transactions

On September 30, 2014, the Company's president paid repair and cleaning costs associated with the Company's properties, totaling $2,400. This amount has been shown as a contribution to capital.

Note 8 – Concentration

The Company operates in the Real Estate industry and owns one property in Dayton, Ohio.

In July and August 2014, the Company sold two properties, located in Dayton, Ohio for $8,900.

Note 9 – Subsequent Events

The Company has evaluated all events that occurred after the balance sheet date through the date when the financial statements were issued to determine if they must be reported. The Management of the Company determined that the following reportable subsequent events had to be disclosed:

On October 15, 2015, the Company attended a Board of Revision hearing in Dayton Ohio to address the complaint against the valuation of the real property at 1784 Stanley Ave. The property was purchased for $75,000, yet the value on the Montgomery County Property Database is $1,107,210. The Company is awaiting the Board's decision from the October 15, 2015 meeting.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

You should read the following description of our financial condition and results of operations in conjunction with the financial statements and accompanying notes included in this quarterly report.

This section includes a number of forward-looking statements that reflect our current views with respect to future events and financial performance. Forward-looking statements are often identified by words like "believe," "expect," "estimate," "anticipate," "intend," "project" and similar expressions, or words which, by their nature, refer to future events. You should not place undue certainty on these forward-looking statements. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from our predictions.

Introduction

We are engaged in the business of acquiring, developing, managing and selling residential and commercial income-producing properties in the Cincinnati and Dayton, Ohio metropolitan areas. We generate revenue primarily from rental income from the tenants occupying the properties we acquire and from the proceeds of property sales.

Since starting our business in March 2014, we have acquired two single-family homes and one light industrial facility in Dayton, Ohio. Both homes were sold in July 2014, and the notes payable by the buyers to us have now been paid in full. Our commercial property is currently vacant and being marketed for redevelopment, sale or lease. During the first calendar quarter of 2015, we received a grant from Jobs Ohio (a private, non-profit corporation designed to drive job creation and new capital investment in the state) to help fund an environmental study of this site. In October 2015, we attended a Board of Revision hearing in Dayton, Ohio to reduce the amount of realty taxes payable for the property. We intend to expand our acquisitions to other select markets in nearby areas and states that fit our investment criteria as we continue to evaluate new investment opportunities in different markets. All of our properties to date have been acquired and improved from available cash.

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

During the quarter ended September 30, 2015, we received our trading symbol FPTA and our shares became DTC eligible.

Critical Accounting Policies

Our management is responsible for the selection and use of appropriate accounting policies and the appropriateness of accounting policies and their application. Critical accounting policies and practices are those that are both most important to the portrayal of our financial condition and results and require management's most difficult, subjective, or complex judgments, often as a result of the need to make estimates about the effects of matters that are inherently uncertain. Several of our significant and critical accounting policies and practices are disclosed below as required by generally accepted accounting principles.

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

•

Fair value of long-lived assets: Fair value is generally determined using the asset's expected future discounted cash flows or market value, if readily determinable. If long-lived assets are determined to be recoverable, but the newly determined remaining estimated useful lives are shorter than originally estimated, the net book values of the long-lived assets are depreciated over the newly determined remaining estimated useful lives. We consider the following to be some examples of important indicators that may trigger an impairment review: (i) significant under-performance or losses of assets relative to expected historical or projected future operating results; (ii) significant changes in the manner or use of assets or in our overall strategy with respect to the manner or use of the acquired assets or changes in our overall business strategy; (iii) significant negative industry or economic trends; (iv) increased competitive pressures; (v) a significant decline in our stock price for a sustained period of time; and (vi) regulatory changes. We evaluate acquired assets for potential impairment indicators at least annually and more frequently upon the occurrence of such events.

•

Valuation allowance for deferred tax assets: Management assumes that the realization of our net deferred tax assets resulting from our net operating loss ("NOL") carry-forwards for Federal income tax purposes that may be offset against future taxable income was not considered more likely than not and accordingly, the potential tax benefits of the net loss carry-forwards are offset by a full valuation allowance. Management made this assumption based on (a) our company has incurred recurring losses, (b) general economic conditions, and (c) our ability to raise additional funds to support our daily operations by way of a public or private offering, among other factors.

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

Results of Operations

Revenue

Our only revenue to date has been $8,900 in revenue recorded for the three months ended September 30, 2014. We had no revenue from sales of properties for the three months ended September 30, 2015. We seek to generate revenue from the rental income of the properties that we acquire and expect to acquire in the future.

Operating Expenses

We recorded $5,296 in total operating expenses for the three months ended September 30, 2015. Our operating expenses consisted of professional fees of $2,799 and general and administrative costs of $2,497. Total operating expenses were $10,087 for the three months ended September 30, 2014, due to significantly higher professional fees when we were in the process of becoming a public company. Future operating expenses will consist of personnel costs, insurance and facility costs, depreciation and amortization, marketing and sales, professional fees such as legal and accounting, and other general and administrative costs.

Liquidity and Capital Resources

As of September 30, 2015, we had $3,029 in cash and a working capital deficit of $149,290.

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

We have embarked upon an effort to become a public company and, by doing so, have incurred and will continue to incur additional significant expenses for legal, accounting and related services. By being subject to the reporting requirements of the Securities Exchange Act of 1934, we will incur ongoing expenses associated with professional fees for accounting, legal and a host of other expenses for annual reports and proxy statements. We estimate that these costs will range up to $50,000 per year for the next few years and will be higher if our business volume and activity increases but lower during the first year of being public because our overall business volume will be lower, and we will not yet be subject to the requirements of Section 404 of the Sarbanes-Oxley Act of 2002. These obligations will reduce our ability and resources to fund other aspects of our business. We aim to be able to use our status as a public company to increase our ability to use noncash means of settling obligations and compensate vendors and professionals who provide products and services to us, although there can be no assurance that we will be successful in any of those efforts.

There are no current plans to seek private investment. We do not have any current plans to raise funds through the sale of securities. We hope to be able to use our status as a public company to enable us to use non-cash means of settling obligations and compensate persons and/or firms providing services or products to us, although there can be no assurance that we will be successful in any of those efforts. We believe that the perception that many people have of a public company make it more likely that they will accept restricted securities from a public company as consideration for indebtedness to them than they would from a private company. We have not performed any studies of this matter. Our conclusion is based on our own beliefs. Issuing shares of our common stock to such persons instead of paying cash to them would increase our chances to expand our business. To date, we have not identified any obligations that we may seek to settle in this manner nor have we identified any vendors, professionals or other creditors that we may approach with this idea. Having shares of our common stock may also give persons a greater feeling of identity with us which may result in referrals. However, these actions, if successful, will result in dilution of the ownership interests of existing stockholders, may further dilute common stock book value, and that dilution may be material. Such issuances may also serve to enhance existing management's ability to maintain control of our company because the shares may be issued to parties or entities committed to supporting existing management.

As part of our plan to augment our financial resources and consider attractive business opportunities, our President has entered into discussions with unnamed, unaffiliated third parties with respect to a potential merger transaction which could result in the discontinuance of our current operations, change of control/ownership and new management. There can be no assurance that a merger or other significant transaction will be consummated with any third party or, if consummated, that we or our shareholders would realize any benefits from it.

Recent Accounting Pronouncements

In May 2014, the FASB issued the FASB Accounting Standards Update No. 2014-09 "Revenue from Contracts with Customers (Topic 606)" ("ASU 2014-09"). This guidance amends the existing FASB Accounting Standards Codification, creating a new Topic 606, Revenue from Contracts with Customer. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.

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

Further, the June 2014 amendments remove paragraph 810-10-15-16. Paragraph 810-10-15-16 states that a development stage entity does not meet the condition in paragraph 810-10-15-14(a) to be a variable interest entity if (1) the entity can demonstrate that the equity invested in the legal entity is sufficient to permit it to finance the activities that it is currently engaged in and (2) the entity's governing documents and contractual arrangements allow additional equity investments.

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

Early application of each of the amendments is permitted for any annual reporting period or interim period for which the entity's financial statements have not yet been issued (public business entities) or made available for issuance (other entities). Upon adoption, entities will no longer present or disclose any information required by Topic 915.

In August 2014, the FASB issued the FASB Accounting Standards Update No. 2014-15 "Presentation of Financial Statements—Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity's Ability to Continue as a Going Concern ("ASU 2014-15").

In connection with preparing financial statements for each annual and interim reporting period, an entity's management should evaluate whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the entity's ability to continue as a going concern within one year after the date that the financial statements are issued (or within one year after the date that the financial statements are available to be issued when applicable). Management's evaluation should be based on relevant conditions and events that are known and reasonably knowable at the date that the financial statements are issued (or at the date that the financial statements are available to be issued when applicable). Substantial doubt about an entity's ability to continue as a going concern exists when relevant conditions and events, considered in the aggregate, indicate that it is probable that the entity will be unable to meet its obligations as they become due within one year after the date that the financial statements are issued (or available to be issued). The term probable is used consistently with its use in Topic 450, Contingencies.

When management identifies conditions or events that raise substantial doubt about an entity's ability to continue as a going concern, management should consider whether its plans that are intended to mitigate those relevant conditions or events will alleviate the substantial doubt. The mitigating effect of management's plans should be considered only to the extent that (1) it is probable that the plans will be effectively implemented and, if so, (2) it is probable that the plans will mitigate the conditions or events that raise substantial doubt about the entity's ability to continue as a going concern.

If conditions or events raise substantial doubt about an entity's ability to continue as a going concern, but the substantial doubt is alleviated as a result of consideration of management's plans, the entity should disclose information that enables users of the financial statements to understand all of the following (or refer to similar information disclosed elsewhere in the footnotes):

(a)	Principal conditions or events that raised substantial doubt about the entity's ability to continue as a going concern (before consideration of management's plans),

(b)	Management's evaluation of the significance of those conditions or events in relation to the entity's ability to meet its obligations, and

(c)	Management's plans that alleviated substantial doubt about the entity's ability to continue as a going concern

If conditions or events raise substantial doubt about an entity's ability to continue as a going concern, and substantial doubt is not alleviated after consideration of management's plans, an entity should include a statement in the footnotes indicating that there is substantial doubt about the entity's ability to continue as a going concern within one year after the date that the financial statements are issued (or available to be issued). Additionally, the entity should disclose information that enables users of the financial statements to understand all of the following:

(a)	Principal conditions or events that raise substantial doubt about the entity's ability to continue as a going concern,

(b)	Management's evaluation of the significance of those conditions or events in relation to the entity's ability to meet its obligations, and

(c)	Management's plans that are intended to mitigate the conditions or events that raise substantial doubt about the entity's ability to continue as a going concern.

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

Emerging Growth Company

We are an "emerging growth company" under the federal securities laws and will be subject to reduced public company reporting requirements. In addition, Section 107 of the JOBS Act also provides that an "emerging growth company" can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. In other words, an "emerging growth company" can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We are choosing to take advantage of the extended transition period for complying with new or revised accounting standards.As a result of this election, our financial statements may not be comparable to those of companies that comply with public company effective dates as to new or revised accounting standards.

Item 3. Quantitative and Qualitative Analysis About Market Risk

Not required.

Item 4. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), as of the end of the period covered by this report. Based on this evaluation, our principal executive officer and principal financial officer (the same person) concluded that our disclosure controls and procedures were not effective to provide reasonable assurance that information required to be disclosed by us in reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosures.

(b) Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the first quarter of fiscal 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

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

FIRST PRIORITY TAX SOLUTIONS INC.

Date: November 13, 2015	By:	/s/ Michael Heitz
Michael Heitz
President and Chairman of the Board (principal executive officer and principal financial and accounting officer)

