Form 10-Q
period 2015-12-31
First Priority Tax Solutions Inc.
filed 2016-02-17
CIK 1622408

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2015

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to _____________

Commission file number: 333-199336

First Priority Tax Solutions Inc.
(Exact Name of Registrant as Specified in Its Charter)

Delaware	46-5250836
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

137 N. Main Street, Suite 200A, Dayton, Ohio 45402

(Address of Principal Executive Offices) (Zip Code)

(859) 268-6264

(Registrants Telephone Number, Including Area Code)

 __________________________________________________________________

(Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒      No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒      No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of large accelerated filer, accelerated filer, and smaller reporting company in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐      No ☒

As of February 16, 2016, there were 5,740,000 shares of the registrants common stock outstanding.

First Priority Tax Solutions Inc.

2

Item 1. Financial Statements.

First Priority Tax Solutions Inc.

December 31, 2015 and 2014

First Priority Tax Solutions Inc.

Balance Sheets

	December 31, 2015	June 30, 2015
	(Unaudited)

Assets
Current Assets
Cash	$5,560	$7,275

Total current assets	5,560	7,275

Real Estate
Land	15,000	15,000
Building	60,000	60,000
Accumulated depreciation	(3,000)	(2,000)

Real estate, net	72,000	73,000

Total Assets	$77,560	$80,275

Liabilities and Stockholders' Deficit
Current Liabilities
Accrued expenses	$68,227	$66,512
Note payable	85,000	85,000

Total current liabilities	153,227	151,512

Non-current Liabilities
Note payable - related party	10,000	-

Total non-current liabilities	10,000	-

Total liabilities	163,227	151,512

Stockholders' Deficit
Preferred stock par value $0.000001: 8,000,000 shares authorized; none issued or outstanding	-	-
Common stock par value $0.000001: 92,000,000 shares authorized; 5,740,000 shares issued and outstanding	6	6
Additional paid-in capital	53,349	53,349
Accumulated deficit	(139,022)	(124,592)

Total Stockholders' Deficit	(85,667)	(71,237)

Total Liabilities and Stockholders' Deficit	$77,560	$80,275

See accompanying notes to the financial statements.

First Priority Tax Solutions Inc.

Statements of Operations

	For the six months	For the three months	For the six months	For the three months
	ended	ended	ended	ended
	December 31, 2015	December 31, 2015	December 31, 2014	December 31, 2014
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Revenue from sales of properties	$-	$-	$8,900	$-

Cost of revenue	-	-	2,400	-

Gross margin	-	-	6,500	-

Operating Expenses
Professional fees	10,019	7,220	15,542	7,233
General and administrative	3,297	800	2,328	550

Total operating expenses	13,316	8,020	17,870	7,783

Loss from Operations	(13,316)	(8,020)	(11,370)	(7,783)

Other (Income) Expense
Other income	(600)	-	-	-
Interest Income	-	-	(96)	(96)
Interest expense	1,714	857	1,714	857

Other (income) expense, net	1,114	857	1,618	761

Loss before Income Tax Provision	(14,430)	(8,877)	(12,988)	(8,544)

Income Tax Provision	-	-	-	-

Net Loss	$(14,430)	$(8,877)	$(12,988)	$(8,544)

Earnings per share
-Basic and Diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average common shares outstanding
-Basic and Diluted	5,740,000	5,740,000	5,740,000	5,740,000

See accompanying notes to the financial statements.

First Priority Tax Solutions Inc.

Statement of Changes in Stockholders' Equity (Deficit)

For the reporting period ending December 31, 2015

(Unaudited)

	Common Stock par value $0.000001		Additional		Total
	Number of		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Equity (Deficit)

Balance, June 30, 2014	5,740,000	$6	$50,949	$(15,809)	$35,146

Expenses paid by president as contributed capital				2,400	2,400

Net loss				(108,783)	(108,783)

Balance, June 30, 2015	5,740,000	$6	53,349	(124,592)	(71,237)

Net loss				(14,430)	(14,430)

Balance, December 31, 2015	5,740,000	$6	$53,349	$(139,022)	$(85,667)

See accompanying notes to the financial statements.

First Priority Tax Solutions Inc.

Statement of Cash Flows

	For the six months	For the six months
	ended	ended
	December 31, 2015	December 31, 2014
	(Unaudited)	(Unaudited)

Cash Flows from Operating Activities
Net loss	$(14,430)	$(12,988)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	1,000	1,000
Changes in operating assets and liabilities:
Accrued expenses	1,714	1,714

Net Cash Used in Operating Activities	(11,716)	(10,274)

Cash Flows from Investing Activitites
Collection of notes receivable	-	(3,586)
Deposit on acquisition of real estate	-	5,000
Purchase of real estate	-	(75,000)

Net cash used in investing activities	-	(73,586)

Cash Flows from Financing Activities
Proceeds from note payable - related party	10,000	2,400
Proceeds from sales of stock for cash	-	36,951

Net Cash Provided by Financing Activities	10,000	39,351

Net Change in Cash	(1,715)	(44,509)

Cash - beginning of reporting period	7,275	78,474

Cash - end of reporting period	$5,560	$33,965

Supplemental disclosure of cash flow information:
Interest paid	$-	$-
Income tax paid	$-	$-

See accompanying notes to the financial statements.

First Priority Tax Solutions Inc.

December 31, 2015 and 2014

Notes to the Financial Statements

(Unaudited)

Note 1 – Organization and Operations

First Priority Tax Solutions, Inc. (First Priority or the Company) was incorporated on March 31, 2014 under the laws of the State of Delaware.

The Company intends to engage in the business of acquiring, developing and managing residential and commercial income-producing properties in the Cincinnati and Dayton, Ohio metropolitan areas. Revenue will be generated primarily from rental income from the tenants occupying the properties acquired.

Note 2 – Significant and Critical Accounting Policies and Practices

The Management of the Company is responsible for the selection and use of appropriate accounting policies and the appropriateness of accounting policies and their application. Critical accounting policies and practices are those that are both most important to the portrayal of the Companys financial condition and results and require managements most difficult, subjective, or complex judgments, often as a result of the need to make estimates about the effects of matters that are inherently uncertain. The Companys significant and critical accounting policies and practices are disclosed below as required by generally accepted accounting principles.

Basis of Presentation Unaudited Interim Financial Information

The accompanying unaudited interim financial statements and related notes have been prepared in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP) for interim financial information, and with the rules and regulations of the United States Securities and Exchange Commission (SEC) to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. The unaudited interim financial statements furnished reflect all adjustments (consisting of normal recurring accruals) which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented. Interim results are not necessarily indicative of the results for the full year. These unaudited interim financial statements should be read in conjunction with the financial statements of the Company for the reporting period ended June 30, 2015 and notes thereto contained in the Companys Annual Report on Form 10-K filed with the SEC on October 7, 2015.

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

Critical accounting estimates are estimates for which (a) the nature of the estimate is material due to the levels of subjectivity and judgment necessary to account for highly uncertain matters or the susceptibility of such matters to change and (b) the impact of the estimate on financial condition or operating performance is material. The Companys critical accounting estimates and assumptions affecting the financial statements were:

(i)

Assumption as a going concern: Management assumes that the Company will continue as a going concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business.

(ii)

Fair value of long-lived assets: Fair value is generally determined using the assets expected future discounted cash flows or market value, if readily determinable. If long-lived assets are determined to be recoverable, but the newly determined remaining estimated useful lives are shorter than originally estimated, the net book values of the long-lived assets are depreciated over the newly determined remaining estimated useful lives. The Company considers the following to be some examples of important indicators that may trigger an impairment review: (i) significant under-performance or losses of assets relative to expected historical or projected future operating results; (ii) significant changes in the manner or use of assets or in the Companys overall strategy with respect to the manner or use of the acquired assets or changes in the Companys overall business strategy; (iii) significant negative industry or economic trends; (iv) increased competitive pressures; (v) a significant decline in the Companys stock price for a sustained period of time; and (vi) regulatory changes. The Company evaluates acquired assets for potential impairment indicators at least annually and more frequently upon the occurrence of such events.

(iii)

Valuation allowance for deferred tax assets: Management assumes that the realization of the Companys net deferred tax assets resulting from its net operating loss (NOL) carryforwards for Federal income tax purposes that may be offset against future taxable income was not considered more likely than not and accordingly, the potential tax benefits of the net loss carry-forwards are offset by a full valuation allowance. Management made this assumption based on (a) the Company has incurred recurring losses, (b) general economic conditions, and (c) its ability to raise additional funds to support its daily operations by way of a public or private offering, among other factors.

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

Fair Value of Financial Instrument and Fair Value Measurements

The Company follows paragraph 825-10-50-10 of the FASB Accounting Standards Codification for disclosures about fair value of its financial instruments and paragraph 820-10-35-37 of the FASB Accounting Standards Codification (Paragraph 820-10-35-37) to measure the fair value of its financial instruments. Paragraph 820-10-35-37 establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. To increase consistency and comparability in fair value measurements and related disclosures, Paragraph 820-10-35-37 establishes a fair value hierarchy which prioritizes the inputs to valuation techniques used to measure fair value into three (3) broad levels. The fair value hierarchy gives the highest priority to quoted prices (unadjusted) in active markets for identical assets or liabilities and the lowest priority to unobservable inputs. The three (3) levels of fair value hierarchy defined by Paragraph 820-10-35-37 are described below:

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

The carrying amounts of the Companys financial assets and liabilities, such as cash, and accrued expenses, approximate their fair values because of the short maturity of these instruments.

The Companys note payable approximates the fair value of such instrument based upon managements best estimate of interest rates that would be available to the Company for similar financial arrangement at December 31, 2015 and June 30, 2015.

Transactions involving related parties cannot be presumed to be carried out on an arms-length basis, as the requisite conditions of competitive, free-market dealings may not exist. Representations about transactions with related parties, if made, shall not imply that the related party transactions were consummated on terms equivalent to those that prevail in arms-length transactions unless such representations can be substantiated.

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

Pursuant to ASC Paragraph 360-10-35-21, the Companys long-lived asset (asset group) is tested for recoverability whenever events or changes in circumstances indicate that its carrying amount may not be recoverable. The Company considers the following to be some examples of such events or changes in circumstances that may trigger an impairment review: (a) significant decrease in the market price of a long-lived asset (asset group); (b) A significant adverse change in the extent or manner in which a long-lived asset (asset group) is being used or in its physical condition; (c) A significant adverse change in legal factors or in the business climate that could affect the value of a long-lived asset (asset group), including an adverse action or assessment by a regulator; (d) An accumulation of costs significantly in excess of the amount originally expected for the acquisition or construction of a long-lived asset (asset group); (e) A current-period operating or cash flow loss combined with a history of operating or cash flow losses or a projection or forecast that demonstrates continuing losses associated with the use of a long-lived asset (asset group); and (f) A current expectation that, more likely than not, a long-lived asset (asset group) will be sold or otherwise disposed of significantly before the end of its previously estimated useful life. The Company tests its long-lived assets for potential impairment indicators at least annually and more frequently upon the occurrence of such events.

Pursuant to ASC Paragraphs 360-10-35-29 through 35-36, Estimates of future cash flows used to test the recoverability of a long-lived asset (asset group) shall include only the future cash flows (cash inflows less associated cash outflows) that are directly associated with and that are expected to arise as a direct result of the use and eventual disposition of the asset (asset group). Estimates of future cash flows used to test the recoverability of a long-lived asset (asset group) shall incorporate the entitys own assumptions about its use of the asset (asset group) and shall consider all available evidence. The assumptions used in developing those estimates shall be reasonable in relation to the assumptions used in developing other information used by the entity for comparable periods, such as internal budgets and projections, accruals related to incentive compensation plans, or information communicated to others. However, if alternative courses of action to recover the carrying amount of a long-lived asset (asset group) are under consideration or if a range is estimated for the amount of possible future cash flows associated with the likely course of action, the likelihood of those possible outcomes shall be considered. A probability-weighted approach may be useful in considering the likelihood of those possible outcomes. Estimates of future cash flows used to test the recoverability of a long-lived asset (asset group) shall be made for the remaining useful life of the asset (asset group) to the entity. For long-lived assets (asset groups) that have uncertainties both in timing and amount, an expected present value technique will often be the appropriate technique with which to estimate fair value.

Pursuant to ASC Paragraphs 360-10-45-4 and 360-10-45-5, an impairment loss recognized for a long-lived asset (asset group) to be held and used shall be included in income from continuing operations before income taxes in the income statement of a business entity. If a subtotal such as income from operations is presented, it shall include the amount of that loss. A gain or loss recognized on the sale of a long-lived asset (disposal group) that is not a component of an entity shall be included in income from continuing operations before income taxes in the income statement of a business entity. If a subtotal such as income from operations is presented, it shall include the amounts of those gains or losses.

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

Pursuant to Section 850-10-20, the related parties include a. affiliates (Affiliate means, with respect to any specified Person, any other Person that, directly or indirectly through one or more intermediaries, controls, is controlled by or is under common control with such Person, as such terms are used in and construed under Rule 405 under the Securities Act) of the Company; b. entities for which investments in their equity securities would be required, absent the election of the fair value option under the Fair Value Option Subsection of Section 8251015, to be accounted for by the equity method by the investing entity; c. trusts for the benefit of employees, such as pension and profit-sharing trusts that are managed by or under the trusteeship of management; d. principal owners of the Company and members of their immediate families; e. management of the Company and members of their immediate families; f. other parties with which the Company may deal if one party controls or can significantly influence the management or operating policies of the other to an extent that one of the transacting parties might be prevented from fully pursuing its own separate interests; and g. other parties that can significantly influence the management or operating policies of the transacting parties or that have an ownership interest in one of the transacting parties and can significantly influence the other to an extent that one or more of the transacting parties might be prevented from fully pursuing its own separate interests.

Pursuant to ASC Paragraphs 850-10-50-1 and 50-5,in the preceding period; and d. amounts due from or to related parties as of the date of each balance sheet presented and, if not otherwise apparent, the terms and manner of settlement. Transactions involving related parties cannot be presumed to be carried out on an arms-length basis, as the requisite conditions of competitive, free-market dealings may not exist. Representations about transactions with related parties, if made, shall not imply that the related party transactions were consummated on terms equivalent to those that prevail in arms-length transactions unless such representations can be substantiated.

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

If the assessment of a contingency indicates that it is probable that a material loss has been incurred and the amount of the liability can be estimated, then the estimated liability would be accrued in the Companys financial statements. If the assessment indicates that a potential material loss contingency is not probable but is reasonably possible, or is probable but cannot be estimated, then the nature of the contingent liability, and an estimate of the range of possible losses, if determinable and material, would be disclosed.

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

The Company adopted section 740-10-25 of the FASB Accounting Standards Codification (Section 740-10-25). Section 740-10-25 addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under Section 740-10-25, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent (50%) likelihood of being realized upon ultimate settlement. Section 740-10-25 also provides guidance on de-recognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures.

The estimated future tax effects of temporary differences between the tax basis of assets and liabilities are reported in the accompanying balance sheets, as well as tax credit carry-backs and carry-forwards. The Company periodically reviews the recoverability of deferred tax assets recorded on its balance sheets and provides valuation allowances as management deems necessary.

Management makes judgments as to the interpretation of the tax laws that might be challenged upon an audit and cause changes to previous estimates of tax liability. In addition, the Company operates within multiple taxing jurisdictions and is subject to audit in these jurisdictions. In managements opinion, adequate provisions for income taxes have been made for all years. If actual taxable income by tax jurisdiction varies from estimates, additional allowances or reversals of reserves may be necessary.

Earnings per Share

Earnings per share (EPS) are the amount of earnings attributable to each share of common stock. For convenience, the term is used to refer to either earnings or loss per share. EPS is computed pursuant to section 260-10-45 of the FASB Accounting Standards Codification. Pursuant to ASC Paragraphs 260-10-45-10 through 260-10-45-16 Basic EPS shall be computed by dividing income available to common stockholders (the numerator) by the weighted-average number of common shares outstanding (the denominator) during the period. Income available to common stockholders shall be computed by deducting both the dividends declared in the period on preferred stock (whether or not paid) and the dividends accumulated for the period on cumulative preferred stock (whether or not earned) from income from continuing operations (if that amount appears in the income statement) and also from net income. The computation of diluted EPS is similar to the computation of basic EPS except that the denominator is increased to include the number of additional common shares that would have been outstanding if the dilutive potential common shares had been issued during the period to reflect the potential dilution that could occur from common shares issuable through contingent shares issuance arrangement, stock options or warrants.

Pursuant to ASC Paragraphs 260-10-45-45-21 through 260-10-45-45-23, Diluted EPS shall be based on the most advantageous conversion rate or exercise price from the standpoint of the security holder. The dilutive effect of outstanding call options and warrants (and their equivalents) issued by the reporting entity shall be reflected in diluted EPS by application of the treasury stock method. Equivalents of options and warrants include non-vested stock granted to employees, stock purchase contracts, and partially paid stock subscriptions. Under the treasury stock method: a. Exercise of options and warrants shall be assumed at the beginning of the period (or at time of issuance, if later) and common shares shall be assumed to be issued. b. The proceeds from exercise shall be assumed to be used to purchase common stock at the average market price during the period. c. The incremental shares (the difference between the number of shares assumed issued and the number of shares assumed purchased) shall be included in the denominator of the diluted EPS computation. Pursuant to ASC Paragraphs 260-10-45-40 through 45-42, convertible securities shall be reflected in diluted EPS by application of the if converted method. The convertible preferred stock or convertible debt shall be assumed to have been converted at the beginning of the period (or at time of issuance, if later). In applying the if-converted method, conversion shall not be assumed for purposes of computing diluted EPS if the effect would be anti-dilutive.

There were no potentially dilutive common shares outstanding for the reporting period ended December 31, 2015 or 2014.

Cash Flows Reporting

The Company adopted paragraph 230-10-45-24 of the FASB Accounting Standards Codification for cash flows reporting, classifies cash receipts and payments according to whether they stem from operating, investing, or financing activities and provides definitions of each category, and uses the indirect or reconciliation method (Indirect method) as defined by paragraph 230-10-45-25 of the FASB Accounting Standards Codification to report net cash flow from operating activities by adjusting net income to reconcile it to net cash flow from operating activities by removing the effects of (a) all deferrals of past operating cash receipts and payments and all accruals of expected future operating cash receipts and payments and (b) all items that are included in net income that do not affect operating cash receipts and payments. The Company reports the reporting currency equivalent of foreign currency cash flows, using the current exchange rate at the time of the cash flows and the effect of exchange rate changes on cash held in foreign currencies is reported as a separate item in the reconciliation of beginning and ending balances of cash and cash equivalents and separately provides information about investing and financing activities not resulting in cash receipts or payments in the period pursuant to paragraph 830-230-45-1 of the FASB Accounting Standards Codification.

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

Recently Issued Accounting Pronouncements

In May 2014, the FASB issued the FASB Accounting Standards Update No. 2014-09 Revenue from Contracts with Customers (Topic 606) (ASU 2014-09)

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

In August 2015, the FASB issued the FASB Accounting Standards Update No. 2015-14 Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date (ASU 2015-14).

The amendments in this Update defer the effective date of Update 2014-09 for all entities by one year. Public business entities, certain not-for-profit entities, and certain employee benefit plans should apply the guidance in Update 2014-09 to annual reporting periods beginning after December 15, 2017, including interim reporting periods within that reporting period. Earlier application is permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period.

In August 2014, the FASB issued the FASB Accounting Standards Update No. 2014-15 Presentation of Financial StatementsGoing Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entitys Ability to Continue as a Going Concern (ASU 2014-15).

In connection with preparing financial statements for each annual and interim reporting period, an entitys management should evaluate whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the entitys ability to continue as a going concern within one year after the date that the financial statements are issued (or within one year after the date that the financial statements are available to be issued when applicable). Managements evaluation should be based on relevant conditions and events that are known and reasonably knowable at the date that the financial statements are issued (or at the date that the financial statements are available to be issued when applicable). Substantial doubt about an entitys ability to continue as a going concern exists when relevant conditions and events, considered in the aggregate, indicate that it is probable that the entity will be unable to meet its obligations as they become due within one year after the date that the financial statements are issued (or available to be issued). The term probable is used consistently with its use in Topic 450, Contingencies.

When management identifies conditions or events that raise substantial doubt about an entitys ability to continue as a going concern, management should consider whether its plans that are intended to mitigate those relevant conditions or events will alleviate the substantial doubt. The mitigating effect of managements plans should be considered only to the extent that (1) it is probable that the plans will be effectively implemented and, if so, (2) it is probable that the plans will mitigate the conditions or events that raise substantial doubt about the entitys ability to continue as a going concern.

If conditions or events raise substantial doubt about an entitys ability to continue as a going concern, but the substantial doubt is alleviated as a result of consideration of managements plans, the entity should disclose information that enables users of the financial statements to understand all of the following (or refer to similar information disclosed elsewhere in the footnotes):

a.	Principal conditions or events that raised substantial doubt about the entitys ability to continue as a going concern (before consideration of managements plans)

b.	Managements evaluation of the significance of those conditions or events in relation to the entitys ability to meet its obligations

c.	Managements plans that alleviated substantial doubt about the entitys ability to continue as a going concern.

If conditions or events raise substantial doubt about an entitys ability to continue as a going concern, and substantial doubt is not alleviated after consideration of managements plans, an entity should include a statement in the footnotes indicating that there is substantial doubt about the entitys ability to continue as a going concern within one year after the date that the financial statements are issued (or available to be issued). Additionally, the entity should disclose information that enables users of the financial statements to understand all of the following:

a.	Principal conditions or events that raise substantial doubt about the entitys ability to continue as a going concern

b.	Managements evaluation of the significance of those conditions or events in relation to the entitys ability to meet its obligations

c.	Managements plans that are intended to mitigate the conditions or events that raise substantial doubt about the entitys ability to continue as a going concern.

The amendments in this Update are effective for the annual period ending after December 15, 2016, and for annual periods and interim periods thereafter. Early application is permitted.

In November 2015, the FASB issued the FASB Accounting Standards Update No. 2015-17 Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes (ASU 2015-17). This updatesimplifies the presentation of deferred income taxes; the amendments in this Update require that deferred tax liabilities and assets be classified as noncurrent in a classified statement of financial position. The amendments in this Update apply to all entities that present a classified statement of financial position.

For public business entities, the amendments in this Update are effective for financial statements issued for annual periods beginning after December 15, 2016, and interim periods within those annual periods.

In January 2016, the FASB issued the FASB Accounting Standards Update No. 2016-01 Financial InstrumentsOverall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities (ASU 2016-01).

This Updatemakes limited amendments to the guidance in U.S. GAAP on the classification and measurement of financial instruments. The new standard significantly revises an entitys accounting related to (1) the classification and measurement of investments in equity securities and (2) the presentation of certain fair value changes for financial liabilities measured at fair value. It also amends certain disclosure requirements associated with the fair value of financial instruments. Some of the major changes as a result of the ASU 2016-01 are summarized below.

•

Requires equity investments (except those accounted for under the equity method of accounting or those that result in consolidation of the investee) to be measured at fair value with changes in fair value recognized in net income.

•

Simplify the impairment assessment of equity investments without readily determinable fair values by requiring a qualitative assessment to identify impairment. When a qualitative assessment indicates that impairment exists, an entity is required to measure the investment at fair value.

•

Eliminate the requirement for public business entities to disclose the method(s) and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost on the balance sheet.

•	Require public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes.

•

Require an entity to present separately in other comprehensive income the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk when the entity has elected to measure the liability at fair value in accordance with the fair value option for financial instruments.

•

Require separate presentation of financial assets and financial liabilities by measurement category and form of financial asset (that is, securities or loans and receivables) on the balance sheet or the accompanying notes to the financial statements.

•	Clarify that an entity should evaluate the need for a valuation allowance on a deferred tax asset related to available-for-sale securities in combination with the entitys other deferred tax assets.

For public business entities, the amendments in this Update are effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years.

Management does not believe that any other recently issued, but not yet effective accounting pronouncements, when adopted, will have a material effect on the accompanying financial statements.

Note 3 – Going Concern

The Company has elected to adopt early application of Accounting Standards Update No. 2014-15, Presentation of Financial StatementsGoing Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entitys Ability to Continue as a Going Concern (ASU 2014-15).

The Companys financial statements have been prepared assuming that it will continue as a going concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business.

As reflected in the financial statements, the Company had an accumulated deficit at December 31, 2015, a net loss and net cash used in operating activities for the reporting period then ended. These factors raise substantial doubt about the Companys ability to continue as a going concern.

The Company is attempting to commence operations and generate sufficient revenue; however, the Companys cash position may not be sufficient to support its daily operations. While the Company believes in the viability of its strategy to commence operations and generate sufficient revenue and in its ability to raise additional funds, there can be no assurances to that effect. The ability of the Company to continue as a going concern is dependent upon its ability to further implement its business plan and generate sufficient revenue and its ability to raise additional funds by way of a public or private offering.

The financial statements do not include any adjustments related to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Note 4 – Real Estate

As of December 31, 2015, real estate investment consisted of one commercial property located at 1784 Stanley Avenue, Dayton, Ohio, which is not yet rented.

Depreciation expense for the six months ended December 31, 2015 and 2014 totaled $1,000 and $1,000, respectively.

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

Note 6 – Note Payable

On June 1, 2014, the Company entered into a note payable with a third-party in the amount of $85,000. The note bears interest at 4% per annum with interest and principal due on June 1, 2016. Accrued interest totaled $5,393 and $1,993 for the reporting period ended December 31, 2015 and 2014, respectively.

Note 7 – Stockholders Equity (Deficit)

Shares Authorized

Upon formation, the total number of shares of all classes of stock which the Company is authorized to issue is Ninety Two Million (92,000,000) shares of Common Stock, par value $0.000001 per share, and Eight Million (8,000,000) shares of Preferred Stock, par value $0.000001 per share.

Common Stock

On March 31, 2014, upon formation, the Company issued an aggregate of 4,000,000 shares of the newly formed corporations common stock to its Chief Executive Officer at the par value of $0.000001 per share or $4 for compensation.

From March 31, 2014 through June 30, 2014, the Company authorized the issuance of 1,740,000 shares of its common stock for cash at $0.02 per share for a total of $36,951.

Contributed Capital

In June 2014, the Companys president paid $14,000 in legal expenses for the Company which has been treated as a contribution to capital.

In July 2014, the Companys president contributed two properties in Dayton, Ohio. Both properties were recognized at no cost to the Company. The president also paid for repairs and maintenance on these properties totaling $2,400. The amount has been recorded as a contribution to capital.

On September 30, 2014, the Companys president paid repair and cleaning costs associated with the Companys properties, totaling $2,400. This amount has been shown as a contribution to capital.

Note 8 – Related Party Transactions

Note Payable - Related Party

On October 19, 2015, the Company entered into a note payable with a related party in the amount of $10,000. The note bears no interest, and principal is due on October 19, 2017.

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

Item 2. Managements Discussion and Analysis of Financial Condition and Results of Operations

You should read the following description of our financial condition and results of operations in conjunction with the financial statements and accompanying notes included in this quarterly report.

This section includes a number of forward-looking statements that reflect our current views with respect to future events and financial performance. Forward-looking statements are often identified by words like believe, expect, estimate, anticipate, intend, project and similar expressions, or words which, by their nature, refer to future events. You should not place undue certainty on these forward-looking statements. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from our predictions.

Introduction

We are engaged in the business of acquiring, developing, managing and selling residential and commercial income-producing properties in the Cincinnati and Dayton, Ohio metropolitan areas. We generate revenue primarily from rental income from the tenants occupying the properties we acquire and from the proceeds of property sales.

Since starting our business in March 2014, we have acquired two single-family homes and one light industrial facility in Dayton, Ohio. The homes were sold in July and August 2014 for $8,900, and the notes payable by the buyers to us have now been paid in full.

Our commercial property was vacant and being renovated through January 2016. In February 2016, we signed a two-year lease with a third party to occupy this site. Under the lease, the rent escalates for each six-month period, from $2,269 through month 6, $4,538 through month 12, $6,807 through month 18, and $9,400 through month 24. There is also a two-year renewal term, at a higher monthly rental rate. During the first calendar quarter of 2015, we received a grant from Jobs Ohio (a private, non-profit corporation designed to drive job creation and new capital investment in the state) to help fund an environmental study of the commercial site. We also sought to obtain environmental insurance on the property. In October 2015, we attended a Board of Revision hearing in Dayton, Ohio to reduce the amount of realty taxes payable for the property. We were recently notified by the Ohio Board of Tax Appeals that this tax appeal is scheduled to be heard in July 2016.

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

Critical Accounting Policies

Our management is responsible for the selection and use of appropriate accounting policies and the appropriateness of accounting policies and their application. Critical accounting policies and practices are those that are both most important to the portrayal of our financial condition and results and require managements most difficult, subjective, or complex judgments, often as a result of the need to make estimates about the effects of matters that are inherently uncertain. Several of our significant and critical accounting policies and practices are disclosed below as required by generally accepted accounting principles.

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

•

Fair value of long-lived assets: Fair value is generally determined using the assets expected future discounted cash flows or market value, if readily determinable. If long-lived assets are determined to be recoverable, but the newly determined remaining estimated useful lives are shorter than originally estimated, the net book values of the long-lived assets are depreciated over the newly determined remaining estimated useful lives. We consider the following to be some examples of important indicators that may trigger an impairment review: (i) significant under-performance or losses of assets relative to expected historical or projected future operating results; (ii) significant changes in the manner or use of assets or in our overall strategy with respect to the manner or use of the acquired assets or changes in our overall business strategy; (iii) significant negative industry or economic trends; (iv) increased competitive pressures; (v) a significant decline in our stock price for a sustained period of time; and (vi) regulatory changes. We evaluate acquired assets for potential impairment indicators at least annually and more frequently upon the occurrence of such events.

•

Valuation allowance for deferred tax assets: Management assumes that the realization of our net deferred tax assets resulting from our net operating loss (NOL) carry-forwards for Federal income tax purposes that may be offset against future taxable income was not considered more likely than not and accordingly, the potential tax benefits of the net loss carry-forwards are offset by a full valuation allowance. Management made this assumption based on (a) our company has incurred recurring losses, (b) general economic conditions, and (c) our ability to raise additional funds to support our daily operations by way of a public or private offering, among other factors.

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

Results of Operations

Revenue

Our only revenue to date has been $8,900 in revenue recorded for the six months ended December 31, 2014. We had no revenue from sales of properties for the three and six months ended December 31, 2015. We seek to generate revenue from the rental income of the properties that we acquire and expect to acquire in the future.

Operating Expenses

We recorded $8,020 and $13,316 in total operating expenses for the three and six months ended December 31, 2015, respectively. Our operating expenses consisted of professional fees of $7,220 and $10,019 and general and administrative costs of $800 and 3,297 during the three and six months ended December 31, 2015, respectively. Total operating expenses were $7,783 and $17,870 for the three and six months ended December 31, 2014, respectively, due primarily to higher professional fees when we were in the process of becoming a public company. Future operating expenses will consist of personnel costs, insurance and facility costs, depreciation and amortization, marketing and sales, professional fees such as legal and accounting, and other general and administrative costs.

Liquidity and Capital Resources

As of December 31, 2015, we had $5,560 in cash and a working capital deficit of $147,667.

In May and June 2014, we sold 1,740,000 shares of our common stock to 32 individuals for $36,951. No one purchaser acquired more than 287,000 shares in the private placement, or 5% of our outstanding common stock.

On June 1, 2014, we issued a note to Holly1 LLC, an unaffiliated third party, in the amount of $85,000 to fund the purchase of our light industrial facility in Dayton, Ohio. The note bears interest at 4% per annum with the entire outstanding principal amount of the note, together with accrued interest, due and payable on June 1, 2016, and is an unsecured obligation. Accrued interest totaled $5,393 for the quarter ended December 31, 2015. Holly1 LLC is an existing investment vehicle of Rebecca McKinnon, a business acquaintance of management who is not affiliated with our company.

On October 19, 2015, we entered into a note payable with our President in the amount of $10,000. The note bears no interest, and principal is due on October 19, 2017. The note proceeds are being used for working capital and general corporate purposes.

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

There are no current plans to seek private investment. We do not have any current plans to raise funds through the sale of securities. We hope to be able to use our status as a public company to enable us to use non-cash means of settling obligations and compensate persons and/or firms providing services or products to us, although there can be no assurance that we will be successful in any of those efforts. We believe that the perception that many people have of a public company make it more likely that they will accept restricted securities from a public company as consideration for indebtedness to them than they would from a private company. We have not performed any studies of this matter. Our conclusion is based on our own beliefs. Issuing shares of our common stock to such persons instead of paying cash to them would increase our chances to expand our business. To date, we have not identified any obligations that we may seek to settle in this manner nor have we identified any vendors, professionals or other creditors that we may approach with this idea. Having shares of our common stock may also give persons a greater feeling of identity with us which may result in referrals. However, these actions, if successful, will result in dilution of the ownership interests of existing stockholders, may further dilute common stock book value, and that dilution may be material. Such issuances may also serve to enhance existing managements ability to maintain control of our company because the shares may be issued to parties or entities committed to supporting existing management.

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

Recent Accounting Pronouncements

In May 2014, the FASB issued the FASB Accounting Standards Update No. 2014-09 Revenue from Contracts with Customers (Topic 606) (ASU 2014-09). This guidance amends the existing FASB Accounting Standards Codification, creating a new Topic 606, Revenue from Contracts with Customer. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.

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

1.

Contracts with customers including revenue and impairments recognized, disaggregation of revenue, and information about contract balances and performance obligations (including the transaction price allocated to the remaining performance obligations).

2.

Significant judgments and changes in judgments determining the timing of satisfaction of performance obligations (over time or at a point in time), and determining the transaction price and amounts allocated to performance obligations.

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

Further, the June 2014 amendments remove paragraph 810-10-15-16. Paragraph 810-10-15-16 states that a development stage entity does not meet the condition in paragraph 810-10-15-14(a) to be a variable interest entity if (1) the entity can demonstrate that the equity invested in the legal entity is sufficient to permit it to finance the activities that it is currently engaged in and (2) the entitys governing documents and contractual arrangements allow additional equity investments.

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

Early application of each of the amendments is permitted for any annual reporting period or interim period for which the entitys financial statements have not yet been issued (public business entities) or made available for issuance (other entities). Upon adoption, entities will no longer present or disclose any information required by Topic 915.

In August 2014, the FASB issued the FASB Accounting Standards Update No. 2014-15 Presentation of Financial StatementsGoing Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entitys Ability to Continue as a Going Concern (ASU 2014-15).

In connection with preparing financial statements for each annual and interim reporting period, an entitys management should evaluate whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the entitys ability to continue as a going concern within one year after the date that the financial statements are issued (or within one year after the date that the financial statements are available to be issued when applicable). Managements evaluation should be based on relevant conditions and events that are known and reasonably knowable at the date that the financial statements are issued (or at the date that the financial statements are available to be issued when applicable). Substantial doubt about an entitys ability to continue as a going concern exists when relevant conditions and events, considered in the aggregate, indicate that it is probable that the entity will be unable to meet its obligations as they become due within one year after the date that the financial statements are issued (or available to be issued). The term probable is used consistently with its use in Topic 450, Contingencies.

When management identifies conditions or events that raise substantial doubt about an entitys ability to continue as a going concern, management should consider whether its plans that are intended to mitigate those relevant conditions or events will alleviate the substantial doubt. The mitigating effect of managements plans should be considered only to the extent that (1) it is probable that the plans will be effectively implemented and, if so, (2) it is probable that the plans will mitigate the conditions or events that raise substantial doubt about the entitys ability to continue as a going concern.

If conditions or events raise substantial doubt about an entitys ability to continue as a going concern, but the substantial doubt is alleviated as a result of consideration of managements plans, the entity should disclose information that enables users of the financial statements to understand all of the following (or refer to similar information disclosed elsewhere in the footnotes):

(a)	Principal conditions or events that raised substantial doubt about the entitys ability to continue as a going concern (before consideration of managements plans),

(b)	Managements evaluation of the significance of those conditions or events in relation to the entitys ability to meet its obligations, and

(c)	Managements plans that alleviated substantial doubt about the entitys ability to continue as a going concern

If conditions or events raise substantial doubt about an entitys ability to continue as a going concern, and substantial doubt is not alleviated after consideration of managements plans, an entity should include a statement in the footnotes indicating that there is substantial doubt about the entitys ability to continue as a going concern within one year after the date that the financial statements are issued (or available to be issued). Additionally, the entity should disclose information that enables users of the financial statements to understand all of the following:

(a)	Principal conditions or events that raise substantial doubt about the entitys ability to continue as a going concern,

(b)	Managements evaluation of the significance of those conditions or events in relation to the entitys ability to meet its obligations, and

(c)	Managements plans that are intended to mitigate the conditions or events that raise substantial doubt about the entitys ability to continue as a going concern.

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

Emerging Growth Company

We are an emerging growth company under the federal securities laws and will be subject to reduced public company reporting requirements. In addition, Section 107 of the JOBS Act also provides that an emerging growth company can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. In other words, an emerging growth company can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We are choosing to take advantage of the extended transition period for complying with new or revised accounting standards.As a result of this election, our financial statements may not be comparable to those of companies that comply with public company effective dates as to new or revised accounting standards.

Item 3. Quantitative and Qualitative Analysis About Market Risk

Not required.

Item 4. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act), as of the end of the period covered by this report. Based on this evaluation, our principal executive officer and principal financial officer (the same person) concluded that our disclosure controls and procedures were not effective to provide reasonable assurance that information required to be disclosed by us in reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SECs rules and forms, and is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosures.

(b) Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the second quarter of fiscal 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

As of the date hereof, there are no pending legal proceedings to which we are a party or of which any of our property is the subject.

Item 1A. Risk Factors.

Not required.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

None.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibits required by Item 601 of Regulation S-K:

Number	Description

3.1	Certificate of Incorporation of First Priority Tax Solutions Inc. (1)

3.2	By-Laws of First Priority Tax Solutions Inc. (1)

31.1	Rule 13a-14(a)/15d-14(a) Certifications.

32.1	Section 1350 Certifications.

101. INS	XBRL Instance Document.

101. SCH	XBRL Taxonomy Extension Schema.

101. CAL	XBRL Taxonomy Extension Calculation Linkbase.

101. LAB	XBRL Taxonomy Extension Label Linkbase.

101. PRE	XBRL Taxonomy Extension Presentation Linkbase.

101. DEF	XBRL Taxonomy Extension Definition Document

________________

(1)	Incorporated by reference to the exhibits included with Registration Statement on Form S-11 (No. 333-199336), declared effective by the U.S. Securities and Exchange Commission on February 5, 2015.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIRST PRIORITY TAX SOLUTIONS INC.

Date: February 17, 2016	By:	/s/ Michael Heitz
Michael Heitz
President and Chairman of the Board
(principal executive officer and
principal financial and accounting officer)

