Form 10-Q
period 2016-03-31
First Priority Tax Solutions Inc.
filed 2016-05-18
CIK 1622408

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

Commission file number:333-199336

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

As of May 18, 2016, there were 5,740,000 shares of the registrant's common stock outstanding.

First Priority Tax Solutions Inc.

2

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

First Priority Tax Solutions Inc.
March 31, 2016 and 2015
Index to Financial Statements

First Priority Tax Solutions Inc.

Condensed Balance Sheets

	March 31, 2016	June 30, 2015
	(unaudited)

Assets
Current Assets
Cash	$8,398	$7,275
Other current assets	138	-

Total current assets	8,536	7,275

Real Estate
Land	15,000	15,000
Building	60,000	60,000
Accumulated depreciation	(3,500)	(2,000)

Real estate, net	71,500	73,000

Total Assets	$80,036	$80,275

Liabilities and Stockholders' Deficit
Current Liabilities
Accrued expenses	$69,112	$66,512
Note payable	85,000	85,000

Total current liabilities	154,112	151,512

Long Term Liabilities
Note payable, related party	10,000	-
Lease deposits from customers	4,500	-
Total long term liabilities	14,500	-

Total liabilities	168,612	151,512

Stockholders' Deficit
Preferred stock par value $0.000001: 8,000,000 shares authorized; none issued or outstanding	-	-
Common stock par value $0.000001: 92,000,000 shares authorized; 5,740,000 shares issued and outstanding	6	6
Additional paid-in capital	53,349	53,349
Accumulated deficit	(141,931)	(124,592)

Total Stockholders' Deficit	(88,576)	(71,237)

Total Liabilities and Stockholders' Deficit	$80,036	$80,275

See accompanying notes to these unaudited condensed financial statements.

First Priority Tax Solutions Inc.

Condensed Statements of Operations

(unaudited)

	Three months ended March 31		Nine months ended March 31
	2016	2015	2016	2015

Revenue	$4,538	$-	$4,538	$8,900

Cost of revenue	-	-	-	2,400

Gross margin	4,538	-	4,538	6,500

Operating Expenses
Professional fees	5,992	25,273	16,011	40,815
General and administrative	899	4,242	4,196	6,570

Total operating expenses	6,891	29,515	20,207	47,385

Loss from Operations	(2,353)	(29,515)	(15,669)	(40,885)

Other (Income) Expense
Other income	(292)	(440)	(892)	(440)
Interest Income	-	(34)	-	(130)
Interest expense	848	838	2,562	2,552

Other (income) expense, net	556	364	1,670	1,982

Loss before Income Tax Provision	(2,909)	(29,879)	(17,339)	(42,867)

Income Tax Provision	-	-	-	-

Net Loss	$(2,909)	$(29,879)	$(17,339)	$(42,867)

Earnings per share - Basic and Diluted	$(0.00)	$(0.01)	$(0.00)	$(0.01)

Weighted average common shares outstanding - Basic and Diluted	5,740,000	5,740,000	5,740,000	5,740,000

See accompanying notes to these unaudited condensed financial statements.

First Priority Tax Solutions Inc.

Condensed Statement of Changes in Stockholders' Equity (Deficit)

For the reporting period ending March 31, 2016

(unaudited)

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders'
	Shares	Amount	Capital	Deficit	Equity (Deficit)

March 31, 2014 (Inception)	-	$-	$-	$-	$-

Shares issued to founder for compensation	4,000,000	4	-	-	4

Shares issued for cash at $0.02 per share on June 30, 2014	1,740,000	2	36,949	-	36,951

Expenses paid by president as contributed capital	-	-	14,000	-	14,000

Net loss	-	-	-	(15,809)	(15,809)

Balance, June 30, 2014	5,740,000	6	50,949	(15,809)	35,146

Expenses paid by president as contributed capital	-	-	2,400	-	2,400

Net loss	-	-	-	(108,783)	(108,783)

Balance, June 30, 2015	5,740,000	6	53,349	(124,592)	(71,237)

Net loss	-	-	-	(17,339)	(17,339)

Balance, March 31, 2016	5,740,000	$6	$53,349	$(141,931)	$(88,576)

See accompanying notes to these unaudited condensed financial statements.

First Priority Tax Solutions Inc.

Condensed Statement of Cash Flows

(unaudited)

	Nine months ended March 31,
	2016	2015

Cash Flows from Operating Activities
Net loss	$(17,339)	$(42,867)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	1,500	1,500
Changes in operating assets and liabilities:
Other current assets	(138)	-
Accrued expenses	38	-
Accrued interest	2,562	3,553
Lease deposits from customers	4,500	-

Net Cash Used in Operating Activities	(8,877)	(37,814)

Cash Flows from Investing Activitites
Notes receivable		(861)
Deposit on acquisition of real estate	-	5,000
Purchase of real estate	-	(75,000)

Net cash used in investing activities	-	(70,861)

Cash Flows from Financing Activities
Proceeds from note payable	10,000	-
Contribution to capital	-	2,400
Proceeds from sales of stock for cash	-	36,951

Net Cash Provided by Financing Activities	10,000	39,351

Net Change in Cash	1,123	(69,324)

Cash - beginning of reporting period	7,275	78,474

Cash - end of reporting period	$8,398	$9,150

Supplemental disclosure of cash flow information:
Interest paid	$-	$-
Income tax paid	$-	$-

Supplemental disclosure of non-cash investing and financing activities:
Stock subscription receivable	$-	$-

See accompanying notes to these unaudited condensed financial statements.

First Priority Tax Solutions Inc.
March 31, 2016 and 2015
Condensed Notes to the Financial Statements
(unaudited)

Note 1 – Organization and Operations

First Priority Tax Solutions, Inc. ("First Priority" or the "Company") was incorporated on March 31, 2014 under the laws of the State of Delaware.

The Company intends to engage in the business of acquiring, developing and managing residential and commercial income-producing properties in the Cincinnati and Dayton, Ohio metropolitan areas. Revenue is generated primarily from rental income from the tenants occupying the properties acquired.

Note 2 – Significant and Critical Accounting Policies and Basis of Presentation

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

Basis of Presentation – Unaudited Interim Financial Information

The accompanying condensed unaudited interim financial statements and related notes have been prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP") for interim financial information, and with the rules and regulations of the United States Securities and Exchange Commission ("SEC") to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. The condensed unaudited interim financial statements furnished reflect all adjustments (consisting of normal recurring accruals) which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented. Interim results are not necessarily indicative of the results for the full year. These condensed unaudited interim financial statements should be read in conjunction with the financial statements of the Company for the reporting period ended June 30, 2015 and notes thereto contained in the Company's Annual Report on Form 10-K filed with the SEC on October 7, 2015.

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

The carrying amounts of the Company's financial assets and liabilities, such as cash, and accrued expenses, approximate their fair values because of the short maturity of these instruments.

The Company's note payable approximates the fair value of such instrument based upon management's best estimate of interest rates that would be available to the Company for similar financial arrangement at March 31, 2016.

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

There were no potentially dilutive common shares outstanding for the reporting period ending March 31, 2016.

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

The Company's unaudited condensed financial statements have been prepared assuming that it will continue as a going concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business.

As reflected in the unaudited condensed financial statements, the Company had an accumulated deficit of $141,931 as of March 31, 2016, a net loss of $17,339 and net cash used in operating activities of $8,877 for the nine months ended March 31, 2016. These factors raise substantial doubt about the Company's ability to continue as a going concern.

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

Note 4 – Real Estate

As of March 31, 2016, real estate investment consisted of one commercial property located at 1784 Stanley Avenue, Dayton, Ohio.

Depreciation expense for the nine months ended March 31, 2016 and 2015 totaled $1,500 and $1,500, respectively.

Note 5 – Revenue from rental income

On February 1, 2016, the Company entered into an agreement with GSH, LLC. to lease the commercial property it owns at 1784 Stanley Avenue, Dayton, OH. The lease is for the initial term of 24 months. Rental income is recognized on a straight-line basis over the term of the lease.

Note 6 – Note Payable

On June 1, 2014, the Company entered into a note payable with a third-party in the amount of $85,000. The note bears interest at 4% per annum with interest and principal due on June 1, 2016. Accrued interest totaled $6,241 and $2,832 for the reporting periods ended March 31, 2016 and 2015, respectively.

On October 19, 2015, the Company entered into a note payable with a third-party in the amount of $10,000. The note bears no interest, and principal is due on October 19, 2017.

Note 7 – Stockholders' (Deficit)

Shares Authorized

Upon formation, the total number of shares of all classes of stock which the Company is authorized to issue is Ninety Two Million (92,000,000) shares of Common Stock, par value $0.000001 per share, and Eight Million (8,000,000) shares of Preferred Stock, par value $0.000001 per share.

Common Stock

On March 31, 2014, upon formation, the Company issued an aggregate of 4,000,000 shares of the newly formed corporation's common stock to its Chief Executive Officer at the par value of $0.000001 per share or $4 for compensation.

From March 31, 2014 through June 30, 2014, the Company authorized the issuance of 1,740,000 shares of its common stock for cash at $0.02 per share for a total of $36,951.

Note 8 – Related Party Transactions

In June 2014, the Company's president paid $14,000 in legal expenses for the Company which has been treated as a contribution to capital.

In July 2014, the Company's president contributed two properties in Dayton, Ohio. Both properties were recognized at no cost to the Company. The president also paid for repairs and maintenance on these properties totaling $2,400. The amount has been recorded as a contribution to capital.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

This quarterly report on Form 10-Q contains "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended ("Securities Act"), and Section 21E of the Securities Exchange Act of 1934 ("Exchange Act"). Forward-looking statements reflect the current view about future events. When used in this quarterly report on Form 10-Q, the words "anticipate," "believe," "estimate," "expect," "future," "intend," "plan," or the negative of these terms and similar expressions, as they relate to us or our management, identify forward-looking statements. Such statements, include, but are not limited to, statements contained in this quarterly report on Form 10-Q relating to our business strategy, our future operating results, and our liquidity and capital resources outlook. Forward-looking statements are based on our current expectations and assumptions regarding our business, the economy and other future conditions. Because forward-looking statements relate to the future, they are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict. Our actual results may differ materially from those contemplated by the forward-looking statements. They are neither statements of historical fact nor guarantees of assurance of future performance. We caution you therefore against relying on any of these forward-looking statements. Should one or more of these risks or uncertainties materialize, or should the underlying assumptions prove incorrect, actual results may differ significantly from those anticipated, believed, estimated, expected, intended or planned.

Factors or events that could cause our actual results to differ may emerge from time to time, and it is not possible for us to predict all of them. We cannot guarantee future results, levels of activity, performance or achievements. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

Company Overview

Overview

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

Our commercial property was vacant and being renovated through January 2016. In February 2016, we signed a two-year lease with a third party to occupy this site. Under the lease, the rent escalates for each six-month period, from $2,269 through month 6, $4,538 through month 12, $6,807 through month 18, and $9,400 through month 24. There is also a two-year renewal term, at a higher monthly rental rate. During the first calendar quarter of 2015, we received a grant from Jobs Ohio (a private, non-profit corporation designed to drive job creation and new capital investment in the state) to help fund an environmental study of the commercial site. We also sought to obtain environmental insurance on the property. In October 2015, we attended a Board of Revision hearing in Dayton, Ohio to reduce the amount of realty taxes payable for the property. The property was purchased for $75,000, yet the value on the Montgomery County Property Database was $1,107,210. On March 21, 2016, the Montgomery County Board of Pension re-assessed the fair market value of the property at $125,000 as of January 1, 2014.

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

New Accounting Pronouncements

There are various updates recently issued, most of which represented technical corrections to the accounting literature or application to specific industries and are not expected to a have a material impact on the Company's financial position, results of operations or cash flows.

Results of Operations for the Three and Nine Months Ended March 31, 2016 and 2015

Revenue

We had revenue of $4,538 and $0 for the three months ended March 31, 2016 and 2015, respectively, as a result of rent from our Dayton industrial property. Prior to this past quarter, our only revenue was $8,900 recorded for the nine months ended March 31, 2015 from the sale of our initial properties. We seek to generate revenue from the rental income of the properties that we acquire and expect to acquire in the future.

Operating Expenses

We recorded $6,891 and $29,515 in total operating expenses for the three months ended March 31, 2016 and 2015, respectively. Our operating expenses consisted of professional fees of $5,992 and $25,273 due primarily to higher professional fees when we were in the process of becoming a public company. General and administrative costs consists of $899 and $4,242 during the three months ended March 31, 2016 and 2015, respectively. We recorded $20,207 and $47,385 in total operating expenses for the nine months ended March 31, 2016 and 2015, respectively. Our operating expenses consisted of professional fees of $16,011 and $40,815 due primarily to higher professional fees when we were in the process of becoming a public company. General and administrative costs consists of $4,196 and $6,570 during the nine months ended March 31, 2016 and 2015, respectively.Future operating expenses will consist of personnel costs, insurance and facility costs, depreciation and amortization, marketing and sales, professional fees such as legal and accounting, and other general and administrative costs.

Liquidity and Capital Resources

As of March 31, 2016, we had $8,398 in cash and a working capital deficit of $150,076.

In May and June 2014, we sold 1,740,000 shares of our common stock to 32 individuals for $36,951. No one purchaser acquired more than 287,000 shares in the private placement, or 5% of our outstanding common stock.

On June 1, 2014, we issued a note to Holly1 LLC, an unaffiliated third party, in the amount of $85,000 to fund the purchase of our light industrial facility in Dayton, Ohio. The note bears interest at 4% per annum with the entire outstanding principal amount of the note, together with accrued interest, due and payable on June 1, 2016, and is an unsecured obligation. Accrued interest totaled $6,421 and $2,832 for the reporting periods ended March 31, 2016 and 2015, respectively. Holly1 LLC is an existing investment vehicle of Rebecca McKinnon, a business acquaintance of management who is not affiliated with our company.

Net cash provided by our operating activities for the nine months ended March 31, 2016 totaled $8,877, compared to net cash used in our operations for the nine months ended March 31, 2015 of $37,814. The decrease in cash used was due primarily to a net loss of $17,339 for the nine months ended March 31, 2016 as compared to a net loss of $42,867 for the nine months ended March 31, 2015.

Net cash flows used by investing activities for the nine months ended March 31, 2016 totaled $0 compared to net cash used in our investing activities for the nine months ended March 31, 2015 of $70,861. In 2015, this was due mainly to the purchase of real estate of $75,000.

Cash flows provided in financing activities was $10,000 for nine months ended March 31, 2016, compared to net cash provided by financing activities of $39,351 for the nine months ended March 31, 2015. On October 19, 2015, we entered into a note payable with our President in the amount of $10,000. The note bears no interest, and principal is due on October 19, 2017. The note proceeds are being used for working capital and general corporate purposes.

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

Critical Accounting Policies and Estimates

Our unaudited condensed financial statements have been prepared by management in accordance with U.S. GAAP.

Recent Accounting Pronouncements

There were various updated recently issued, most of which represented technical corrections to the accounting literature or application to specific industries and are not expected to have a material impact on the Company's financial position, results of operations or cash flows.

Management does not believe that any other recently issued but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying financial statements.

Seasonality

We have not noted a significant seasonal impact in our business.

Off-Balance Sheet Arrangements

We currently have no off-balance sheet arrangements that have or are reasonably likely to have a current or future material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

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

Item 3. Quantitative and Qualitative Analysis About Market Risk

As a smaller reporting company, we elected scaled disclosure reporting obligations and therefore are not required to provide the information required by this Item.

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

(b) Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the third quarter of fiscal 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

As of the date hereof, there are no pending legal proceedings to which we are a party or of which any of our property is the subject.

Item 1A. Risk Factors.

Not required.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

There were no unregistered sales of equity in the quarter ended March 31, 2016.

Item 3. Defaults Upon Senior Securities.

There has been no default in the payment of principal, interest, sinking or purchase fund installment, or any other material default, with respect to any indebtedness of our Company.

Item 4. Mine Safety Disclosures.

Not applicable.

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

_______________

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

FIRST PRIORITY TAX SOLUTIONS INC.

Date: May 18, 2016	By:	/s/ Michael Heitz
Michael Heitz
President and Chairman of the Board
(principal executive officer and principal financial and accounting officer)

