Form 10-K
period 2016-06-30
First Priority Tax Solutions Inc.
filed 2016-10-21
CIK 1622408

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2016

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of the voting and non-voting equity held by non-affiliates of the registrant, as of December 31, 2015 was approximately $34,800 (based on the sale price of the shares in a private placement transaction completed by the registrant in May and June 2014 of $0.02 per share. To date, there is no established public market for the registrant’s shares of common stock.

As of October 18, 2016, 5,740,000 shares of the registrant’s common stock were issued and outstanding.

Documents Incorporated by Reference: None

First Priority Tax Solutions Inc.

2016 ANNUAL REPORT ON FORM 10-K

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

We were incorporated in the State of Delaware on March 31, 2014. Since starting our business, we have acquired one light industrial facility in Dayton, Ohio. Our commercial property is currently being leased. We intend to expand our acquisitions to other select markets in nearby areas and states that fit our investment criteria as we continue to evaluate new investment opportunities in different markets. All of our properties to date have been managed and improved from available cash.

Real Estate Investment Strategy

Our principal objective is to generate cash flow while gaining price appreciation at the same time through the ownership and/or management of our properties. With this objective in mind, we have developed our primary real estate investment strategy to focus on:

•	income-producing residential and commercial properties,

•	properties undervalued and/or in need of some repairs,

•	tax lien sales, bank-owned foreclosures and other lender-owned real estate, and

•	public and private auction properties.

We believe the execution of this strategy will allow us to generate immediate and steady cash flow from the rental income from the properties that we acquire and/or manage, while potentially gaining significant appreciation over time after these properties are renovated and, in some cases, environmentally remediated. We expect that the available cash flow generated from the rental income of our properties, as well as net proceeds from their sales, will allow us to pay the operating and improvement costs of our properties.

We intend to seek potential property acquisitions located in Ohio and nearby states that meet the above criteria. We believe the most important factors for evaluating the markets in which we intend to purchase properties include:

•	historic and projected population growth,

•	historically high levels of tenant demand and lower historic investment volatility for the type of property being acquired,

•	markets with historic and growing numbers of a qualified and affordable workforce,

•	high historic and projected employment growth,

•	stable household income and general economic stability, and

•	real estate fundamentals, such as high occupancy rates and strong rent rate potential.

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

Competitive Advantage

In addition to our real estate investment strategy, we believe that our competitive advantage includes our experienced management team and extensive sourcing network. Our management team has cultivated and developed a wide network of industry relationships over the years with brokers, sellers, property managers, general contractors, institutional investors, policymakers, lenders, aggregators of assets, environmental specialists and real estate lawyers, which we believe provides us with a distinct competitive advantage to source a greater number of off-market transactions. Through this network, we have been able to source attractive portfolio acquisitions and management projects, and we believe they may provide us with additional attractive privately-negotiated acquisition and management opportunities that in some cases may not be available to other market participants. We believe that this can result in more favorable pricing for acquisitions than if we were bidding on fully-marketed deals.

Real Estate Activities and Operations

The following table presents summary data concerning our owned property as of October 18, 2016:

Location	Property Type	Aggregate Investment	Status	Age (years)	Size (square feet)

Stanley Avenue, Dayton, Ohio	Light industrial facility	$75,000	Being marketed for redevelopment, sale or lease	60	77,792

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

The Stanley Avenue property was vacant and being renovated through January 2016. In February 2016, we signed a two-year lease with a third party to occupy this site. Under the lease, the rent escalates for each six-month period, from $2,269 through month 6, $4,538 through month 12, $6,807 through month 18, and $9,400 through month 24. There is also a two-year renewal term, at a higher monthly rental rate. During the first calendar quarter of 2015, we received a grant from Jobs Ohio (a private, non-profit corporation designed to drive job creation and new capital investment in the state) to help fund an environmental study of the commercial site. We also sought to obtain environmental insurance on the property. In October 2015, we attended a Board of Revision hearing in Dayton, Ohio to reduce the amount of realty taxes payable for the property. The property was purchased for $75,000, yet the value on the Montgomery County Property Database was $1,107,210. On March 21, 2016, the Montgomery County Board of Pension re-assessed the fair market value of the property at $125,000 as of January 1, 2014.

Currently, we are prepping the site’s underground utilities and sampling onsite wells. We are having meetings with the Ohio EPA and environmental and real estate lawyers and having discussions with Dayton Power & Light about power lines. We are also coordinating with Northrup Grumman and other companies to perform on site environmental tests and Phase II work plans, drilling wells for groundwater screening, and leasing space on the property for advertising billboards.

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

We also intend to be in contact with the Land Bank to identify other properties that we can rehabilitate and eventually sell or lease. Our goal is to acquire at least one property through this method each year. Property purchase prices and associated costs (including refurbishing) by way of acquiring tax liens and through the Land Bank are expected to be below $100,000 per property.

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

Employees

On October 18, 2016, we had two individuals working for our company, one of whom is Michael Heitz, our President. Mr. Heitz devotes approximately 75% of his business time to our company. There are no written employment contracts or consulting agreements. We do not expect any of our future employees, if any, to be covered by a collective bargaining agreement. From time to time, we hire individuals for daily or weekly clean-up and repair work.

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

We have limited financial resources and have not established a source of equity or debt financing. We had a working capital deficit of $100,923 and total stockholders’ deficit of $44,423 at June 30, 2016 compared to a working capital deficit of $87,936 and total stockholders' deficit of $14,936 at June 30, 2015. If we are unable to generate meaningful revenue or obtain financing or if the financing that we do raise is insufficient to cover operating losses that we may incur, we may have to curtail all or most of our operations.

Our auditors’ report on our financial statements contains an explanatory paragraph stating that there is substantial doubt about our ability to continue as a going concern, which may make it more difficult for us to be a credible participant in the real estate acquisition business.

We had an accumulated deficit of $104,278 and $74,791 at June 30, 2016 and 2015, respectively. We realized a net loss of $29,487 and net cash used in operating activities of $8,600 for the fiscal year ended  June 30, 2016 compared to a net loss of $54,982 and net cash used in operating activities of $47,050 for the fiscal year ended June 30, 2015. Our auditors indicated that there is substantial doubt about our ability to continue as a going concern in an explanatory paragraph to their report on our financial statements for the fiscal year ended June 30, 2016, which may make it more difficult for us to be a credible participant in the real estate acquisition business.

We may not have sufficient financial resources or be able to arrange financing to repay our outstanding $85,000 note upon maturity, which would result in an event of default.

In June 2014, we issued a note to Holly1 LLC, an unaffiliated thirty party, in the amount of $85,000 to fund the purchase of our light industrial facility in Dayton, Ohio. Pursuant to an extension agreement dated May 18, 2016, the entire outstanding principal amount of the note, together with accrued interest at 4% per annum, will become due and payable by us on January 1, 2017. We cannot assure you that we will have sufficient financial resources, or will be able to arrange financing, to pay the principal amount and interest when due. Our failure to make this payment at maturity would result in an event of default with respect to the note.

We have acquired only one real estate property, which is vacant. In the future, the actual rents we receive for the properties may be less than our asking rents, and we may experience a decline in realized rental rates from time to time, negatively impacting our ability to generate cash flow growth.

We have acquired one real estate property, which is vacant. We have limited rental income and sales proceeds to date. In the future, we may be unable to realize our asking rents at our properties, which may result of various factors, including competitive pricing pressure in our markets, a general economic downturn and the desirability of our properties compared to other properties in our markets. In addition, the degree of discrepancy between our asking rents and the actual rents we are able to obtain may vary both from property to property and among different leased spaces within a single property. If we are unable to obtain sufficient rental rates across our properties, then our ability to generate cash flow growth will be negatively impacted. In addition, depending on market rental rates at any given time as compared to expiring leases, from time to time rental rates for expiring leases may be higher than starting rental rates for new leases.

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

Pursuant to Section 404 of the Sarbanes-Oxley Act, we will be required to include in our annual report our assessment of the effectiveness of our internal control over financial reporting as of the end of the fiscal year ended June 30, 2016. We expect to incur additional expenses and diversion of management’s time as a result of performing the system and process evaluation, testing and remediation required in order to comply with the management certification and auditor attestation requirements.

We do not have a sufficient number of employees to segregate responsibilities and may be unable to afford increasing our staff or engaging outside consultants or professionals to overcome our lack of employees. During the course of our testing, we may identify other deficiencies that we may not be able to remediate in time to meet the deadline imposed by the Sarbanes-Oxley Act for compliance with the requirements of Section 404. In addition, if we fail to achieve and maintain the adequacy of our internal controls, as such standards are modified, supplemented or amended from time to time, we may not be able to ensure that we can conclude on an ongoing basis that we have effective internal controls over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act. Moreover, effective internal controls, particularly those related to revenue recognition, are necessary for us to produce reliable financial reports and are important to help prevent financial fraud.

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

Michael Heitz, our President, beneficially owns approximately 70% of our outstanding shares of common stock. Because of his beneficial stock ownership, Mr. Heitz is in a position to have significant influence in the election of our Board of Directors, decide all matters requiring stockholder approval and determine our policies. The interests of Mr. Heitz may differ from the interests of other stockholders with respect to the issuance of shares, business transactions with or sales to other companies, selection of officers and directors and other business decisions. The minority stockholders would have a difficult time of overriding decisions made by Mr. Heitz. This level of control may also have an adverse impact on the market value of our shares because Mr. Heitz may institute or undertake transactions, policies or programs that result in losses, may not take any steps to increase our visibility in the financial community and may sell sufficient numbers of shares to significantly decrease our price per share.

We do not expect to pay cash dividends in the foreseeable future.

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

Holders

There were approximately 34 record holders of our common stock as of October 18, 2016.

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

Purchases of Equity Securities by the Registrant and Affiliated Purchasers

We did not repurchase any shares of our common stock during the fourth quarter of our fiscal year ended June 30, 2016.

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

Since starting our business in March 2014, we have acquired one light industrial facility in Dayton, Ohio.

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

Matters That May or Are Currently Affecting Our Business

The main challenges and trends that could affect or are affecting our financial results include:

•	a failure by any tenant to make rental payments to us, and our ability to renew leases, lease vacant space or re-lease space as leases expire, because we depend on rental income;

•	a downturn in residential and commercial markets in the geographic areas in which we operate, so as to cause our properties to be vacant for long periods of time; and

•	our ability to raise significant financing to acquire additional properties, which we anticipate may be easier as a public company.

Results of Operations – Fiscal Year ended June 30, 2016 and 2015

Revenue

We recorded $28,767 in revenue for the fiscal year ended June 30, 2016 as a result of rent from our Dayton industrial property, and no revenue for the fiscal year ended June 30, 2015. We currently generate revenue from the rental income of the properties that we acquired and expect to acquire in the future.

Operating Expenses

We recorded $55,330 and $52,752 in total operating expenses for the fiscal years ended June 30, 2016 and 2015, respectively. For those periods, our operating expenses consisted of professional fees of $41,289 and $45,681, respectively, and general and administrative costs of $12,041 and $5,071, respectively. Depreciation expense for the years ended June 30, 2016 and June 30, 2015 were $2,000 and $2,000, respectively. Future operating expenses will consist of personnel costs, insurance and facility costs, depreciation and amortization, marketing and sales, professional fees such as legal and accounting, and other general and administrative costs.

Liquidity and Capital Resources

As of June 30, 2016, we had $8,675 in cash and a working capital deficit of $100,923. As of June 30, 2015, we had cash of $7,275 and a working capital deficit of $87,936.

Net cash provided by our operating activities for the fiscal year ended June 30, 2016 totaled $8,600, compared to net cash used in our operations for the fiscal year ended June 30, 2015 of $47,050. The decrease in cash used was due primarily to a net loss of $29,487 for the fiscal year ended June 30, 2016 as compared to a net loss of $54,982 for the fiscal year ended June 30, 2015.

Net cash flows used by investing activities for the fiscal year ended June 30, 2016 totaled $0 compared to net cash used in our investing activities for the fiscal year ended June 30, 2015 of $70,000. In 2015, this was due mainly to the purchase of real estate for $75,000.

Cash flows provided in financing activities was $10,000 for fiscal year ended June 30, 2016, compared to net cash provided by financing activities of $45,851 for the fiscal year ended June 30, 2015. On October 19, 2015, we entered into a note payable with a related party in the amount of $10,000. The note bears no interest, and principal is due on October 19, 2017. The note proceeds are being used for working capital and general corporate purposes.

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

On June 1, 2014, we issued a note to Holly1 LLC, an unaffiliated third party, in the amount of $85,000 to fund the purchase of our light industrial facility in Dayton, Ohio. Pursuant to an extension agreement dated May 18, 2016, the note bears interest at 4% per annum with the entire outstanding principal amount of the note, together with accrued interest, due and payable on January 1, 2017, and is an unsecured obligation. Accrued interest totaled $3,409 as of June 30, 2016 compared to $3,400 in 2015. Holly1 LLC is an existing investment vehicle of Rebecca McKinnon, a business acquaintance of management who is not affiliated with our company.

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

Emerging Growth Company

We are an “emerging growth company” under the federal securities laws and will be subject to reduced public company reporting requirements. In addition, Section 107 of the JOBS Act also provides that an “emerging growth company” can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. In other words, an “emerging growth company” can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We have chosen to take advantage of the extended transition period for complying with new or revised accounting standards.As a result of this election, our financial statements may not be comparable to those of companies that comply with public company effective dates as to new or revised accounting standards.

ITEM 7A. Quantitative and Qualitative Disclosures About Market Risk

As a smaller reporting company, we elected scaled disclosure reporting obligations and therefore are not required to provide the information required by this Item.

ITEM 8. Financial Statements and Supplementary Data

Our audited financial statements for the fiscal years ended June 30, 2016 and 2015 are included as a separate section of this report beginning on page F-1.

ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

ITEM 9A. Controls and Procedures

Our management, including our President and Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this report. Based upon that evaluation, our President and Chief Financial Officer have concluded that the disclosure controls and procedures as of June 30, 2016 were not effective, due to the material weaknesses discussed below, to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to our management, including our President and Chief Financial Officer, to allow timely decisions regarding disclosure.

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

Our management assessed the effectiveness of our system of internal control over financial reporting as of June 30, 2016. In making this assessment, our management used the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission COSO). Based on our assessment and the criteria set forth by COSO, our management believes that we did not maintain effective internal control over financial reporting as of June 30, 2016 due to the material weaknesses discussed below.

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

Set forth below are the names, ages and positions of our executive officers and directors as of October 18, 2016:

Name	Age	Positions

Michael Heitz	65	President and Chairman of the Board

Steve Ireland	55	Secretary and Director

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

Board of Directors

All directors hold office until the completion of their term of office, which is not longer than one year, or until their successors have been elected. Both directors’ terms of office expire on June 30, 2017. All officers are appointed annually by the Board of Directors and, subject to existing employment agreements (of which there are currently none) and serve at the discretion of the Board. Currently, directors receive no compensation for their role as directors but may receive compensation for their role as officers.

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

We believe that all of the officers, directors, and owners of more than ten percent of the outstanding shares of our common stock complied with Section 16(a) of the Exchange Act for the fiscal year ended June 30, 2016.

ITEM 11. Executive Compensation

Summary Compensation Table

The following table shows, for the fiscal years ended June 30, 2016 and 2015, compensation awarded to or paid to, or earned by, our Chief Executive Officer and only other employee (the “Named Executive Officer”).

Name and Principal Position	Fiscal Year	Salary	Bonus	Option Awards	Total

Michael Heitz, President	2016	$-	$-	$-	$-
	2015	$-	$-	$-	$-

Steve Ireland, Secretary	2016	$-	$-	$-	$-
	2015	$-	$-	$-	$-

Outstanding Equity Awards at Fiscal Year End

There were no outstanding equity awards as of June 30, 2016 and 2015, or through the filing date of this report.

Employment Agreements

As of June 30, 2016 and 2015, and through the filing date of this report, we have no employment agreements in place with any person.

Director Compensation

Directors currently receive no compensation for serving on our board of directors, other than reimbursement of reasonable expenses for attendance at board meetings.

ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

As of October 18, 2016, we had 5,740,000 shares of common stock outstanding which were held by 34 stockholders. The table below sets forth the ownership of certain individuals and entities. This table discloses those persons known by the Board of Directors to have, or claim to have, beneficial ownership of more than 5% of the outstanding shares of our common stock as of October 18, 2016, of all our directors and executive officers, and of our directors and officers as a group.

Name and Address of Beneficial Owner (1)	Number of Shares Beneficially Owned (2)	Percent of Class

Michael Heitz	4,000,000	69.7%

Steve Ireland	-	-

Officers and directors as a group (2 persons)	4,000,000	69.7%

_____________________

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

ITEM 13. Certain Relationships and Related Transactions, and Director Independence

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

We have agreed to pay Miller-Valentine GEM a brokerage fee of 6% of the sale price for any sale of the property during the listing period ending on July 23, 2015 (which period renews automatically for successive 12-month periods) or, if the property is leased during such period, a leasing commission of 6% of the total rent for the initial term of the lease, payable in full at the signing of the lease. We believe that our agreement with Miller-Valentine GEM is on terms no less favorable to us than could have been obtained from unaffiliated third parties. In fiscal 2016, we paid a commission to Miller-Valentine GEM in the amount of $8,284 in connection with the lease of our Stanley Avenue commercial property. No payments were made to them in fiscal 2015.

On October 19, 2015, we entered into a note payable with a related party in the amount of $10,000. The note bears no interest, and principal is due on October 19, 2017. The note proceeds are being used for working capital and general corporate purposes.

We have been provided office space by Michael Heitz at no cost.

Director Independence

Our two current directors are not “independent” as they are executive officers of our company.

PART IV

ITEM 14. Principal Accountant Fees and Services

Audit Fees

Audit fees are those fees billed for professional services rendered for the audit of the annual financial statements and reviews of the financial statements included in Forms 10-Q. For the fiscal year ended June 30, 2016, $14,500 in audit fees were billed by RBSM LLP and, for the fiscal year June 30, 2015, $9,600 in audit fees were billed by Li & Company, PC related to the audit and reviews of our financial statements.

Audit-related Fees

Audit-related fees are fees billed for professional services other than the audit of our financial statements. For the fiscal year ended June 30, 2016, no audit-related fees were billed by RBSM LLP and, for the fiscal year June 30, 2015, no audit-related fees were billed by Li & Company, PC.

Tax Fees

Tax fees are those fees billed for professional services rendered for tax compliance, including preparation of corporate federal and state income tax returns, tax advice and tax planning. For the fiscal year ended June 30, 2016, no tax fees were billed by RBSM LLP and, for the fiscal year June 30, 2015, no tax fees were billed by Li & Company, PC.

All Other Fees

No other fees were billed by our independent auditors in fiscal 2016 and 2015.

Audit Committee

We have not established an audit committee. Our board of directors approved the services rendered and fees charged by our independent auditors. Our board of directors has reviewed and discussed our audited financial statements for the fiscal year ended June 30, 2016, with our management. In addition, our board of directors has discussed with RBSM LLP, our independent registered public accountants, the matters required to be discussed by Statement of Auditing Standards No. 61 (Communications with Audit Committee). Our board of directors also has received the written disclosures and the letter from as required by the Independence Standards Board Standard No. 1 (Independence Discussions with Audit Committees) and our board of directors has discussed the independence of RBSM LLP with that firm.

Based on our board of directors’ review of the matters noted above and its discussions with our independent auditors and our management, our board of directors approved the audited financial statements included in our annual report on Form 10-K for the fiscal year ended June 30, 2016.

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

ITEM 15. Exhibits and Financial Statement Schedules

(a) Exhibits

Exhibit Number	Description

3.1	Certificate of Incorporation of First Priority Tax Solutions Inc. (1)

3.2	By-Laws of First Priority Tax Solutions Inc. (1)

10.1	2014 Non-Statutory Stock Option Plan. (1)

10.2	Agreement between First Priority Tax Solutions Inc. and its President. (1)

10.3	Form of Subscription Agreement. (1)

10.4	Promissory Note issued to Holly1 LLC. (1)

14.1	Code of Business Conduct and Ethics. (1)

14.2	Code of Ethics for the CEO and Senior Financial Officers. (1)

21.1	Subsidiaries of the Registrant. (1)

31.1*	Certification of Principal Executive Officer and Principal Financial Officer required by Rule 13(a)-14(a).

32.1*	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

_______________

*	Filed herewith.

(1)	Incorporated by reference to the exhibits included with our Registration Statement on Form S-11 (No. 333-199336), originally filed with the U.S. Securities and Exchange Commission on October 15, 2014 and effective on February 5, 2015.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIRST PRIORITY TAX SOLUTIONS

Dated: October 21, 2016	By:	/s/ Michael Heitz
Michael Heitz
President and Chairman of the Board (principal executive officer and principal financial and accounting officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Michael Heitz	President and Chairman of the Board	October 21, 2016
Michael Heitz	(principal executive officer and principal financial and accounting officer)

/s/ Steve Ireland	Secretary and Director	October 21, 2016
Steve Ireland

First Priority Tax Solutions Inc.

June 30, 2016 and 2015

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors

First Priority Tax Solutions, Inc.

Dayton, Ohio

We have audited the accompanying balance sheets of First Priority Tax Solutions, Inc. and (the “Company”) as of June 30, 2016 and 2015 and the related statements of operations, deficit and cash flows for each of the two years in the period ended June 30, 2016. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based upon our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatements. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of First Priority Tax Solutions, Inc. June 30, 2016 and 2015, and the results of its operations and its cash flows for each of the two years in the period ended June 30, 2016, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in the Note 3 to the accompanying financial statements, the Company has suffered recurring losses from operations, generated negative cash flows from operating activities since inception and incurred significant deficit.  These raise substantial doubt about the Company's ability to continue as a going concern. Management's plans concerning these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

As discussed in Notes 1 and 10, the previously issued financial statements as of and for the periods June 30, 2015 and 2014 have been restated by the Company to correct for misstatements.

/s/ RBSM LLP

New York, New York

October 20, 2016

First Priority Tax Solutions Inc.

Balance Sheets

	June 30, 2016	June 30, 2015
		(restated)
Assets
Current Assets
Cash	$8,675	$7,275
Accounts receivable	441	-
Deferred rent asset	17,422	-

Total current assets	26,538	7,275

Real Estate
Land	15,000	15,000
Building	60,000	60,000
Accumulated depreciation	(4,000)	(2,000)

Real estate, net	71,000	73,000

Total Assets	$97,538	$80,275

Liabilities and Stockholders' Deficit
Current Liabilities
Accrued expenses	$42,461	$10,211
Note payable	85,000	85,000

Total current liabilities	127,461	95,211

Non-current Liabilities
Note payable, related party	10,000	-
Lease deposits from customers	4,500	-

Total non-current liabilities	14,500	-

Total liabilities	141,961	95,211

Stockholders' Deficit
Preferred stock par value $0.000001: 8,000,000 shares authorized; none issued or outstanding	-	-
Common stock par value $0.000001: 92,000,000 shares authorized; 5,740,000 shares issued and outstanding	6	6
Additional paid-in capital	59,849	59,849
Accumulated deficit	(104,278)	(74,791)

Total Stockholders' Deficit	(44,423)	(14,936)

Total Liabilities and Stockholders' Deficit	$97,538	$80,275

See accompanying notes to the financial statements.

First Priority Tax Solutions Inc.

Statements of Operations

	For the year	For the year
	ended	ended
	June 30, 2016	June 30, 2015
		(restated)

Revenue	$28,767	$-

Cost of revenue	4,252	-

Gross margin	24,514	-

Operating Expenses
Depreciation expense	2,000	2,000
Professional fees	41,289	45,681
General and administrative	12,041	5,071

Total operating expenses	55,330	52,752

Loss from Operations	(30,815)	(52,752)

Other (Income) Expense
Other income	(4,738)	(940)
Interest Income	-	(230)
Interest expense	3,409	3,400

Other (income) expense, net	(1,329)	2,230

Loss before Income Tax Provision	(29,487)	(54,982)

Income Tax Provision	-	-

Net Loss	$(29,487)	$(54,982)

Earnings per share
-Basic and Diluted	$(0.01)	$(0.01)

Weighted average common shares outstanding
-Basic and Diluted	5,740,000	5,740,000

 See accompanying notes to the financial statements.

First Priority Tax Solutions Inc.

Statement of Changes in Stockholders' Equity (Deficit)

For the reporting period ending June 30, 2016

	Common Stock par value $0.000001		Additional		Total
	Number of		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Equity (Deficit)

Balance, June 30, 2014 (restated)	5,740,000	$6	$50,949	$(19,809)	$31,146

Contributed capital			8,900		8,900

Net loss				(54,982)	(54,982)

Balance, June 30, 2015 (restated)	5,740,000	6	59,849	(74,791)	(14,936)

Net loss				(29,487)	(29,487)

Balance, June 30, 2016	5,740,000	$6	$59,849	$(104,278)	$(44,423)

 See accompanying notes to the financial statements.

First Priority Tax Solutions Inc.

Statements of Cash Flows

	For the year	For the year
	ended	ended
	June 30, 2016	June 30, 2015
		(restated)

Cash Flows from Operating Activities
Net loss	$(29,487)	$(54,982)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	2,000	2,000
Changes in operating assets and liabilities:
Accounts receivable	(441)	-
Deferred rent asset	(17,422)	-
Accrued expenses	28,841	2,532
Accrued interest	3,409	3,400
Lease deposits from customers	4,500	-

Net Cash Used in Operating Activities	(8,600)	(47,050)

Cash Flows from Investing Activitites
Deposit on acquisition of real estate	-	5,000
Purchase of real estate	-	(75,000)

Net cash used in investing activities	-	(70,000)

Cash Flows from Financing Activities
Proceeds from note payable	10,000	-
Contribution to capital	-	8,900
Proceeds from sales of stock for cash	-	36,951

Net Cash Provided by Financing Activities	10,000	45,851

Net Change in Cash	1,400	(71,199)

Cash - beginning of reporting period	7,275	78,474

Cash - end of reporting period	$8,675	$7,275

Supplemental disclosure of cash flow information:
Interest paid	$-	$-
Income tax paid	$-	$-

 See accompanying notes to the financial statements.

First Priority Tax Solutions Inc.

June 30, 2016 and 2015

Notes to the Financial Statements

Note 1 - Organization, Operations and Restatement of Previously Issued Financial Statements

First Priority Tax Solutions, Inc. (“First Priority” or the “Company”) was incorporated on March 31, 2014 under the laws of the State of Delaware.

The Company engages in the business of acquiring, developing and managing residential and commercial income-producing properties in the Cincinnati and Dayton, Ohio metropolitan areas. Revenue is generated primarily from rental income.

Overview of Restatement

In this annual report on Form 10-K, the Company:

(a)	restates its audited balance sheets as of June 30, 2014 and June 30, 2015;
(b)	restates its audited statements of operations from March 31, 2014 (inception) through June 30, 2014 and for the year ended June 30, 2015;
(c)	restates its audited statements of changes in stockholder’s deficit from March 31, 2014 (inception) through June 30, 2014 and for the year ended June 30, 2015; and
(d)	restates its audited statements of cash flows from March 31, 2014 (inception) through June 30, 2014 and for the year ended June 30, 2015

Background on the Restatement

As previously disclosed in the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission (“SEC”) on October 5, 2016, management concluded that, because of errors identified in the Company’s previously issued financial statements from March 31, 2014 (inception) through June 30, 2014 and for the year ended June 30, 2015, the Company would restate its previously issued financial statements.

These errors were discovered by management during the Company’s normal closing process in the course of the Company’s regularly scheduled audit by its newly appointed independent registered public accountants. The restatements reflect adjustments to correct errors in the Company’s revenues, accounting expenses and contributed capital. The restated financial statements correct the following errors:

Revenues/Contributed Capital

Contributed capital in the amount of $8,900 was recorded as revenues for the year ended June 30, 2015.

Accrued Property Taxes

For the year ended June 30, 2015, $58,801 was accrued for property taxes due to a higher assessed value that the city had assigned to the property purchased by the Company. The Company was contesting the value of the property of which the city settled and assigned a value that is closer to the purchase price of the property in March 2016. Accordingly, the Company reversed the property taxes that were accrued as of June 30, 2015 of $58,801 instead of in the audit year ended June 30, 2016.

Professional Fees

During the audit for the year ended June 30, 2016 financial statements, the Company identified certain expenses that were recorded in the incorrect period. $4,000 of professional fees were recorded as expense for the year ended June 30, 2015 instead of June 30, 2014. For the year ended June 30, 2015 $2,500 of professional fees were recorded in the year ended June 30, 2016 instead of June 30, 2015.

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

Basis of Presentation

The Company’s financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”).

Fiscal Year End

The Company elected June 30th as its fiscal year end date upon its formation.

Use of Estimates and Assumptions and Critical Accounting Estimates and Assumptions

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

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

Fair Value of Financial Instrument and Fair Value Measurements

The Company adopted ASC 820, “Fair Value Measurements (“ASC 820”) .”   ASC 820 establishes a three-level fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value.  The hierarchy gives the highest priority to unadjusted quoted prices in active markets the lowest priority to unobservable inputs to fair value measurements of certain assets and Liabilities.  The three levels of the fair value hierarchy under ASC 820 are described below:

•

Level 1 — Quoted prices for identical instruments in active markets. Level 1 assets and liabilities include debt and equity securities and derivative contracts that are traded in an active exchange market, as well as certain securities that are highly liquid and are actively traded in over-the-counter markets.

•

Level 2 — Quoted prices for similar instruments in active markets; quoted prices for identical or similar instruments in markets that are not active; and model derived valuations in which all significant inputs and significant value drivers are observable in active markets.

•

Level 3 — Unobservable inputs that are supported by little or no market activity and that are significant to the fair value measurements. Level 3 assets and liabilities include financial instruments whose value is determined using pricing models, discounted cash flow methodologies, or similar techniques based on significant unobservable inputs, as well as management judgments or estimates that are significant to valuation.

This hierarchy requires the Company to use observable market data, when available, and to minimize the use of unobservable inputs when determining fair value. For some products or in certain market conditions, observable inputs may not always be available.

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

Foreign Currency Transactions

The Company applies the guidelines as set out in Section 830-20-35 of the FASB Accounting Standards Codification (“Section 830-20-35”) for foreign currency transactions. Pursuant to Section 830-20-35 of the FASB Accounting Standards Codification, foreign currency transactions are transactions denominated in currencies other than U.S. Dollar, the Company’s reporting currency or Canadian Dollar, the Company’s operating functional currency. Foreign currency transactions may produce receivables or payables that are fixed in terms of the amount of foreign currency that will be received or paid. A change in exchange rates between the functional currency and the currency in which a transaction is denominated increases or decreases the expected amount of functional currency cash flows upon settlement of the transaction. That increase or decrease in expected functional currency cash flows is a foreign currency transaction gain or loss that generally shall be included in determining net income for the period in which the exchange rate changes. Likewise, a transaction gain or loss (measured from the transaction date or the most recent intervening balance sheet date, whichever is later) realized upon settlement of a foreign currency transaction generally shall be included in determining net income for the period in which the transaction is settled. The exceptions to this requirement for inclusion in net income of transaction gains and losses pertain to certain intercompany transactions and to transactions that are designated as, and effective as, economic hedges of net investments and foreign currency commitments. Pursuant to Section 830-20-25 of the FASB Accounting Standards Codification, the following shall apply to all foreign currency transactions of an enterprise and its investees: (a) at the date the transaction is recognized, each asset, liability, revenue, expense, gain, or loss arising from the transaction shall be measured and recorded in the functional currency of the recording entity by use of the exchange rate in effect at that date as defined in section 830-10-20 of the FASB Accounting Standards Codification; and (b) at each balance sheet date, recorded balances that are denominated in currencies other than the functional currency or reporting currency of the recording entity shall be adjusted to reflect the current exchange rate.

Cash Equivalents

For the purpose of the accompanying financial statements, all highly liquid investments with a maturity of three months or less are considered to be cash equivalents.

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

Residential property leases will be for terms of generally one year or more. Rental income is recognized on a straight-line basis over the term of the lease.

Rent concessions, including free rent if incurred in connection with residential property leases, will be amortized on a straight-line basis over the terms of the related leases and will be charged as a reduction of rental revenue.

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

There were no potentially dilutive common shares outstanding for the reporting periods ending June 30, 2016 and 2015.

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

3.    Determine the transaction price

4.    Allocate the transaction price to the performance obligations in the contract

5.    Recognize revenue when (or as) the entity satisfies a performance obligations

The ASU also provides guidance on disclosures that should be provided to enable financial statement users to understand the nature, amount, timing, and uncertainty of revenue recognition and cash flows arising from contracts with customers.  Qualitative and quantitative information is required about the following:

6.    Contracts with customers – including revenue and impairments recognized, disaggregation of revenue, and information about contract balances and performance obligations (including the transaction price allocated to the remaining performance obligations)

7.    Significant judgments and changes in judgments – determining the timing of satisfaction of performance obligations (over time or at a point in time), and determining the transaction price and amounts allocated to performance obligations

8.    Assets recognized from the costs to obtain or fulfill a contract.

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

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  As shown in the accompanying financial statements, the Company has incurred recurring losses and generated negative cash flows from operating activities since inception.  As of June 30, 2016 and 2015, the Company had an accumulated deficit of $104,278 and $74,791, respectively. The Company has a working capital deficit (total current liabilities exceeded total current assets) of $100,923 and $87,936 respectively.  The Company’s cash balance and revenues generated are not currently sufficient and cannot be projected to cover its operating expenses for the next twelve months from the filing date of this report.  These factors among others raise substantial doubt about the Company’s ability to continue as a going concern for a reasonable period of time.

The Company’s existence is dependent upon management’s ability to develop profitable operations.  Management is devoting substantially all of its efforts to developing its business and raising capital and there can be no assurance that the Company’s efforts will be successful.  No assurance can be given that management’s actions will result in profitable operations or the resolution of its liquidity problems.  The accompanying consolidated financial statements do not include any adjustments that might result should the Company be unable to continue as a going concern.

In order to improve the Company’s liquidity, the Company’s management is actively pursuing additional equity financing through discussions with investment bankers and private investors.  There can be no assurance that the Company will be successful in its effort to secure additional equity financing.

Note 4 - Real Estate

As of June 30, 2016 and 2015, real estate investment consisted of one commercial property located at 1784 Stanley Avenue, Dayton, Ohio, which was leased in February 2016.

Depreciation expense for the year ended June 30, 2016 and 2015 totaled $2,000, respectively.

Note 5 - Revenue from rental income

On February 1, 2016, the Company entered into an agreement with GSH, LLC. to lease the commercial property it owns at 1784 Stanley Avenue, Dayton, OH. The lease is for the initial term of 24 months. Rental income is recognized on a straight-line basis over the term of the lease.

Note 6 - Note Payable

On June 1, 2014, the Company entered into a note payable with a third-party in the amount of $85,000. The note bears interest at 4% per annum with interest and principal due on June 1, 2016. Accrued interest totaled $3,409 and $3,400 for the reporting period ended June 30, 2016 and 2015, respectively. As of June 30, 2016, this note has been extended.

Note 7 - Equity Transactions

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

The Company’s president also contributed $8,900 in the form of two promissory notes from fees he obtained from performing services.

Note 8 - Related Party Transactions

On October 19, 2015, the Company entered into a related party note payable in the amount of $10,000. The note bears no interest, and principal is due on October 19, 2017.

A Director of the Company is also the real estate agent for the Company's rental property.

Note 9 - Concentration

The Company operates in the Real Estate industry and owns one property in Dayton, Ohio.

Deferred Tax Assets

At June 30, 2016 and 2015, the Company had net operating loss (“NOL”) carry–forwards for Federal income tax purposes of $104,278 and $74,791 that may be offset against future taxable income through 2036. No tax benefit has been recorded with respect to these net operating loss carry-forwards in the accompanying financial statements as the management of the Company believes that the realization of the Company’s net deferred tax assets of approximately $35,454 was not considered more likely than not and accordingly, the potential tax benefits of the net loss carry-forwards are offset by the full valuation allowance.

Deferred tax assets consist primarily of the tax effect of NOL carry-forwards. The Company has provided a full valuation allowance on the deferred tax assets because of the uncertainty regarding its realization.  The valuation allowance increased approximately $10,025 for the fiscal year ended June 30, 2016 and $18,694 for the fiscal year ended June 30, 2015.

Components of deferred tax assets are as follows:

	June 30, 2016	June 30, 2015
Net deferred tax assets – Non-current:

Expected income tax benefit from NOL carry-forwards	$35,454	$25,429

Less valuation allowance	(35,454)	(25,429)

Deferred tax assets, net of valuation allowance	$-	$-

Income Tax Provision in the Statement of Operations

A reconciliation of the federal statutory income tax rate and the effective income tax rate as a percentage of income before income taxes is as follows:

	For the fiscal year ended June 30, 2016	For the fiscal year ended June 30, 2015

Federal statutory income tax rate	34.0%	34.0%

Increase (reduction) in income tax provision resulting from:

Net operating loss (“NOL”) carry-forwards	(34.0)	(34.0)

Effective income tax rate	0.0%	0.0%

Tax Returns Remaining subject to IRS Audits

The Company has not yet filed its corporation income tax return for the reporting period ended June 30, 2016. The Company's corporation income tax returns for the reporting periods ended June 30, 2016 and 2015 will remain subject to audit under the statute of limitations by the Internal Revenue Service for a period of three (3) years from the date they are filed.

Ohio - Commercial Activity Tax (CAT)

The Commercial Activity Tax (CAT) is an annual tax imposed on the privilege of doing business in Ohio, measured by gross receipts from business activities in Ohio. Businesses with Ohio taxable gross receipts of $150,000.00 per calendar year are subject to the CAT tax. Such "taxable gross receipts", include 1) gross rents and royalties from real property located in Ohio, and 2) gross receipts from the sale of real property located in Ohio. For calendar years 2006 and thereafter, the first $1 million in taxable gross receipts are taxed at $150, thereafter at a rate of 0.2600%. For tax years prior to December 31, 2013, there is an annual minimum tax (AMT) of $150.00. Since the Company has not had gross receipts for the periods ended June 30, 2016 and 2015, the CAT tax is not applicable to the Company for the periods indicated.

Note 10 –Restatements of Previously Issued Financial Statements

Subsequent to the original issuance of First Priority Tax Solutions' financial statements as of and for the period from March 31, 2014 (inception) through June 30, 2014 and for the year ended June 30, 2015, the management of the Company identified certain misstatements during the periods. As a result of certain misstatements identified, management concluded that its previously issued financial statements for the periods should no longer be relied upon because of certain misstatements identified.

The impact of this restatement on the Company's financial statements for the year from inception through June 30, 2014 and for the year ended June 30, 2015 is reflected in the totals below.

First Priority Tax Solutions Inc.

 Balance Sheets

	June 30, 2014	June 30, 2014	June 30, 2014
	(previously reported)	(adjustments)	(restated)

Assets
Current Assets
Cash	$78,474	$-	$78,474
Stock subscription receivable	36,951	-	36,951
Dsposit on acquisition of real estate	5,000	-	5,000

Total current assets	120,425	-	120,425

Real Estate
Land	-	-	-
Building	-	-	-
Accumulated depreciation	-	-	-

Real estate, net	-	-	-

Total Assets	$120,425	$-	$120,425

Liabilities and Stockholders' Equity (Deficit)
Current Liabilities
Accrued expenses	$279	$4,000	$4,279
Note payable, current maturity	-	-	-

Total current liabilities	279	4,000	4,279

Non-current Liabilities
Note payable, net of current maturity	85,000	-	85,000

Total non-current liabilities	85,000	-	85,000

Total liabilities	85,279	4,000	89,279

Stockholders' Equity (Deficit)
Preferred stock par value $0.000001: 8,000,000 shares authorized; none issued or outstanding	-	-	-
Common stock par value $0.000001: 92,000,000 shares authorized; 5,740,000 shares issued and outstanding	6	-	6
Additional paid-in capital	50,949	-	50,949
Accumulated deficit	(15,809)	(4,000)	(19,809)

Total Stockholders' Equity (Deficit)	35,146	(4,000)	31,146

Total Liabilities and Stockholders' Equity (Deficit)	$120,425	$-	$120,425

See accompanying notes to the financial statements.

First Priority Tax Solutions Inc.

 Statements of Operation

	For the Period from March 31, 2014 (Inception) through June 30, 2014	For the Period from March 31, 2014 (Inception) through June 30, 2014	For the Period from March 31, 2014 (Inception) through June 30, 2014
	(previously reported)	(adjustments)	(restated)

Rental Revenue	$-	$-	$-

Cost of revenue	-	-	-

Gross margin	-	-	-

Operating Expenses
Professional fees	14,000	4,000	18,000
General and administrative	1,530	-	1,530
Total operating expenses	15,530	4,000	19,530

Loss from Operations	(15,530)	(4,000)	(19,530)

Other (Income) Expense
Other income	-	-	-
Interest Income	-	-	-
Interest expense	279	-	279
Other (income) expense, net	279	-	279

Loss before Income Tax Provision	(15,809)	(4,000)	(19,809)

Income Tax Provision	-	-	-

Net Loss	$(15,809)	$(4,000)	$(19,809)

Earnings per share
- Basic and Diluted	$(0.00)	$-	$(0.00)

Weighted average common shares outstanding
- Basic and Diluted	4,000,000	-	4,000,000

See accompanying notes to the financial statements.

First Priority Tax Solutions Inc.

 Statement of Cash Flows

	For the Period from March 31, 2014 (Inception) through June 30, 2014	For the Period from March 31, 2014 (Inception) through June 30, 2014	For the Period from March 31, 2014 (Inception) through June 30, 2014
	(prevoiusly stated)	(adjustments)	(restated)

Cash Flows from Operating Activities
Net loss	$(15,809)	$(4,000)	$(19,809)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	-	-	-
Stock compensation	4	-	4
Changes in operating assets and liabilities:
Accrued expenses	-	4,000	4,000
Accrued interest	279	-	279

Net Cash Used in Operating Activities	(15,526)	-	(15,526)

Cash Flows from Investing Activitites
Deposit on acquisition of real estate	(5,000)	-	(5,000)
Purchase of real estate	-	-	-

Net cash used in investing activities	(5,000)	-	(5,000)

Cash Flows from Financing Activities
Proceeds from note payable	85,000	-	85,000
Contribution to capital	14,000	-	14,000
Proceeds from sales of stock for cash	-	-	-

Net Cash Provided by Financing Activities	99,000	-	99,000

Net Change in Cash	78,474	-	78,474

Cash - beginning of reporting period	-	-	-

Cash - end of reporting period	$78,474	$-	$78,474

Supplemental disclosure of cash flow information:
Interest paid	$-	$-	$-
Income tax paid	$-	$-	$-

Supplemental disclosure of non-cash investing and financing activities:
Stock subscription receivable	$36,951	$-	$36,951

See accompanying notes to the financial statements.

First Priority Tax Solutions Inc.
Balance Sheets

	June 30, 2015	June 30, 2015	June 30, 2015
	(previously reported)	(adjustments)	(restated)

Assets
Current Assets
Cash	$7,275	$-	$7,275
Stock subscription receivable	-	-	-
Dsposit on acquisition of real estate	-	-	-

Total current assets	7,275	-	7,275

Real Estate
Land	15,000	-	15,000
Building	60,000	-	60,000
Accumulated depreciation	(2,000)	-	(2,000)

Real estate, net	73,000	-	73,000

Total Assets	$80,275	$-	$80,275

Liabilities and Stockholders' Equity (Deficit)
Current Liabilities
Accrued expenses	$66,512	$(56,301)	$10,211
Note payable, current maturity	85,000	-	85,000

Total current liabilities	151,512	(56,301)	95,211

Non-current Liabilities
Note payable, net of current maturity	-	-	-

Total non-current liabilities	-	-	-

Total liabilities	151,512	(56,301)	95,211

Stockholders' Equity (Deficit)
Preferred stock par value $0.000001: 8,000,000 shares authorized; none issued or outstanding	-	-	-
Common stock par value $0.000001: 92,000,000 shares authorized; 5,740,000 shares issued and outstanding	6	-	6
Additional paid-in capital	53,349	6,500	59,849
Accumulated deficit	(124,592)	49,801	(74,791)

Total Stockholders' Equity (Deficit)	(71,237)	56,301	(14,936)

Total Liabilities and Stockholders' Equity (Deficit)	$80,275	$-	$80,275

See accompanying notes to the financial statements.

First Priority Tax Solutions Inc.
Statements of Operations

	For the fiscal year ended June 30, 2015	For the fiscal year ended June 30, 2015	For the fiscal year ended June 30, 2015
	(previously reported)	(adjustments)	(restated)

Revenue	$8,900	$(8,900)	$-

Cost of revenue	2,400	(2,400)	-

Gross margin	6,500	(6,500)	-

Operating Expenses
Depreciation expense	-	2,000	2,000
Professional fees	47,181	(1,500)	45,681
General and administrative	65,872	(60,801)	5,071
Total operating expenses	113,053	(60,301)	52,752

Loss from Operations	(106,553)	53,801	(52,752)

Other (Income) Expense
Other income	(940)	-	(940)
Interest Income	(230)	-	(230)
Interest expense	3,400	-	3,400
Other (income) expense, net	2,230	-	2,230

Loss before Income Tax Provision	(108,783)	53,801	(54,982)

Income Tax Provision	-	-	-

Net Loss	$(108,783)	$53,801	$(54,982)

Earnings per share
-Basic and Diluted	$(0.02)	$-	$(0.01)

Weighted average common shares outstanding
-Basic and Diluted	5,740,000	-	5,740,000

See accompanying notes to the financial statements.

First Priority Tax Solutions Inc.
Statement of Cash Flows

	For the fiscal year ended June 30, 2015	For the fiscal year ended June 30, 2015	For the fiscal year ended June 30, 2015
	(previously reported)	(adjustments)	(restated)

Cash Flows from Operating Activities
Net loss	$(108,783)	$53,801	$(54,982)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	2,000	-	2,000
Stock compensation	-	-	-
Changes in operating assets and liabilities:
Accrued expenses	62,833	(60,301)	2,532
Accrued interest	3,400	-	3,400

Net Cash Used in Operating Activities	(40,550)	(6,500)	(47,050)

Cash Flows from Investing Activitites
Deposit on acquisition of real estate	-	5,000	5,000
Purchase of real estate	(70,000)	(5,000)	(75,000)

Net cash used in investing activities	(70,000)	-	(70,000)

Cash Flows from Financing Activities
Proceeds from note payable	-	-	-
Contribution to capital	2,400	6,500	8,900
Proceeds from sales of stock for cash	36,951	-	36,951

Net Cash Provided by Financing Activities	39,351	6,500	45,851

Net Change in Cash	(71,199)	-	(71,199)

Cash - beginning of reporting period	78,474	-	78,474

Cash - end of reporting period	$7,275	$-	$7,275

Supplemental disclosure of cash flow information:
Interest paid	$-	$-	$-
Income tax paid	$-	$-	$-

Supplemental disclosure of non-cash investing and financing activities:
Stock subscription receivable	$-	$-	$-

See accompanying notes to the financial statements.

Note 11 - Subsequent Events

The Company has evaluated all events that occurred after the balance sheet date through the date when the financial statements were issued to determine if they must be reported. The Management of the Company determined that there were no reportable subsequent events to be disclosed.

