Form 10-Q
period 2016-09-30
First Priority Tax Solutions Inc.
filed 2016-11-21
CIK 1622408

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

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

As of November 21, 2016, there were 5,740,000 shares of the registrant’s common stock outstanding.

First Priority Tax Solutions Inc.

2

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

First Priority Tax Solutions Inc.

September 30, 2016 and 2015

First Priority Tax Solutions Inc.
Condensed Balance Sheets

	September 30, 2016	June 30, 2016
	(unaudited)

Assets
Current Assets
Cash	$4,684	$8,675
Accounts receivable	649	441
Deferred rent asset	23,337	17,422
Prepaid expenses	100	-

Total current assets	28,770	26,538

Real Estate
Land	15,000	15,000
Building	60,000	60,000
Accumulated depreciation	(4,500)	(4,000)

Real estate, net	70,500	71,000

Total Assets	$99,270	$97,538

Liabilities and Stockholders' Deficit
Current Liabilities
Accrued expenses	$28,363	$42,461
Note payable	85,000	85,000

Total current liabilities	113,363	127,461

Non-current Liabilities
Note payable, related party	10,000	10,000
Lease deposits from customers	4,500	4,500

Total non-current liabilities	14,500	14,500

Total liabilities	127,863	141,961

Stockholders' Deficit
Preferred stock par value $0.000001: 8,000,000 shares authorized; none issued or outstanding	-	-
Common stock par value $0.000001: 92,000,000 shares authorized; 5,740,000 shares issued and outstanding	6	6
Additional paid-in capital	59,849	59,849
Accumulated deficit	(88,448)	(104,278)

Total Stockholders' Deficit	(28,593)	(44,423)

Total Liabilities and Stockholders' Deficit	$99,270	$97,538

See accompanying notes to the unaudited condensed financial statements.

First Priority Tax Solutions Inc.
Condensed Statements of Operations

	For the three	For the three
	months ended	months ended
	September 30, 2016	September 30, 2015
	(Unaudited)	(Unaudited)

Revenue	$17,260	$-

Operating Expenses
Depreciation expense	500	500
Professional fees	5,768	2,799
General and administrative	399	1,997

Total operating expenses	6,667	5,296

Income (Loss) from Operations	10,593	(5,296)

Other (Income) Expense
Other income	(6,094)	(600)
Interest expense	857	857

Other (income) expense, net	(5,237)	257

Income (Loss) before Income Tax Provision	15,830	(5,553)

Income Tax Provision	-	-

Net Income (Loss)	$15,830	$(5,553)

Earnings per share
- Basic and Diluted	$0.00	$(0.00)

Weighted average common shares outstanding
- Basic and Diluted	5,740,000	5,740,000

See accompanying notes to the unaudited condensed financial statements.

First Priority Tax Solutions Inc.
Condensed Statements of Cash Flows

	For the three	For the three
	months ended	months ended
	September 30, 2016	September 30, 2015
	(Unaudited)	(Unaudited)

Cash Flows from Operating Activities
Net income (loss)	$15,830	$(5,553)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation	500	500
Changes in operating assets and liabilities:
Accounts receivable	(208)	-
Prepaid expenses	(100)	(100)
Deferred rent asset	(5,915)	-
Accrued expenses	(14,955)	49
Accrued interest	857	858

Net Cash Used in Operating Activities	(3,991)	(4,246)

Net Change in Cash	(3,991)	(4,246)

Cash - beginning of reporting period	8,675	7,275

Cash - end of reporting period	$4,684	$3,029

Supplemental disclosure of cash flow information:
Interest paid	$-	$-
Income tax paid	$-	$-

See accompanying notes to the unaudited condensed financial statements.

First Priority Tax Solutions Inc.

September 30, 2016 and 2015

Notes to the Condensed Financial Statements

(unaudited)

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

Basis of Presentation – Unaudited Interim Financial Information

The accompanying unaudited interim financial statements and related notes have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information, and with the rules and regulations of the United States Securities and Exchange Commission (“SEC”) to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. The unaudited interim financial statements furnished reflect all adjustments (consisting of normal recurring accruals) which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented. Interim results are not necessarily indicative of the results for the full year. These unaudited interim financial statements should be read in conjunction with the financial statements of the Company for the reporting period ended June 30, 2016 and notes thereto contained in the Company’s Annual Report on Form 10-K filed with the SEC on October 21, 2016.

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

There were no potentially dilutive common shares outstanding for the reporting periods ending September 30, 2016 and 2015.

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

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying financial statements, the Company has incurred recurring losses and generated negative cash flows from operating activities since inception. As of September 30, 2016 and June 30, 2016, the Company had an accumulated deficit of $88,448 and $104,278, respectively. The Company has a working capital deficit (total current liabilities exceeded total current assets) of $87,593 and $100,923, respectively. The Company’s cash balance and revenues generated are not currently sufficient and cannot be projected to cover its operating expenses for the next twelve months from the filing date of this report. These factors among others raise substantial doubt about the Company’s ability to continue as a going concern for a reasonable period of time.

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

Note 4 – Real Estate

As of September 30, 2016, real estate investment consisted of one commercial property located at 1784 Stanley Avenue, Dayton, Ohio, which was leased in February 2016.

Depreciation expense for the three months ended September 30, 2016 and 2015 totaled $500, respectively.

Note 5 - Revenue from rental income

On February 1, 2016, the Company entered into an agreement with GSH, LLC. to lease the commercial property it owns at 1784 Stanley Avenue, Dayton, OH. The lease is for the initial term of 24 months. Rental income is recognized on a straight-line basis over the term of the lease.

On November 1, 2015, the Company entered into an agreement with Key-Ads, Inc. to lease the track of land to erect one 672 sq ft back to back digital advertising sign. The lease term is through October 31, 2114. This lease was contingent upon lessee securing all required governmental permits and licenses to allow the erection, maintenance and use of its sign for outdoor advertising purposes within 18 months of the execution date of the agreement. Rental income is recognized on a straight-line basis over the term of the lease.

Note 6 - Note Payable

On June 1, 2014, the Company entered into a note payable with a third-party in the amount of $85,000. The note bears interest at 4% per annum with interest and principal due on June 1, 2016. Accrued interest totaled $7,946 and $4,536 for the reporting period ended September 30, 2016 and 2015, respectively. This note has been extended through January 1, 2017.

Note 7 – Related Party Transactions

On October 19, 2015, the Company entered into a related party note payable in the amount of $10,000. The note bears no interest, and principal is due on October 19, 2017.

A Director of the Company is also the real estate agent for the Company's rental property.

Note 8 – Concentration

The Company operates in the Real Estate industry and owns one property in Dayton, Ohio.

Note 9 – Deferred Tax Assets and Income Tax Provision

Deferred Tax Assets

At September 30, 2016 and June 30, 2016, the Company had net operating loss (“NOL”) carry–forwards for Federal income tax purposes of $88,448 and $104,278 that may be offset against future taxable income through 2036. No tax benefit has been recorded with respect to these net operating loss carry-forwards in the accompanying financial statements as the management of the Company believes that the realization of the Company’s net deferred tax assets of approximately $30,072 was not considered more likely than not and accordingly, the potential tax benefits of the net loss carry-forwards are offset by the full valuation allowance.

Deferred tax assets consist primarily of the tax effect of NOL carry-forwards. The Company has provided a full valuation allowance on the deferred tax assets because of the uncertainty regarding its realization. The valuation allowance decreased approximately $5,382 for the three months ended September 30, 2016 and increased approximately $10,025 for the fiscal year ended June 30, 2016.

Components of deferred tax assets are as follows:

	September 30, 2016	June 30, 2016

Net deferred tax assets – Non-current:

Expected income tax benefit from NOL carry-forwards	$30,072	$35,454

Less valuation allowance	(30,072)	(35,454)

Deferred tax assets, net of valuation allowance	$-	$-

Income Tax Provision in the Statement of Operations

A reconciliation of the federal statutory income tax rate and the effective income tax rate as a percentage of income before income taxes is as follows:

	For the three months ended September 30, 2016	For the fiscal year ended June 30, 2016

Federal statutory income tax rate	34.0%	34.0%

Increase (reduction) in income tax provision resulting from:

Net operating loss (“NOL”) carry-forwards	(34.0)	(34.0)

Effective income tax rate	0.0%	0.0%

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This quarterly report on Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (“Securities Act”), and Section 21E of the Securities Exchange Act of 1934 (“Exchange Act”). Forward-looking statements reflect the current view about future events. When used in this quarterly report on Form 10-Q, the words “anticipate,” “believe,” “estimate,” “expect,” “future,” “intend,” “plan,” or the negative of these terms and similar expressions, as they relate to us or our management, identify forward-looking statements. Such statements, include, but are not limited to, statements contained in this quarterly report on Form 10-Q relating to our business strategy, our future operating results, and our liquidity and capital resources outlook. Forward-looking statements are based on our current expectations and assumptions regarding our business, the economy and other future conditions. Because forward-looking statements relate to the future, they are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict. Our actual results may differ materially from those contemplated by the forward-looking statements. They are neither statements of historical fact nor guarantees of assurance of future performance. We caution you therefore against relying on any of these forward-looking statements. Should one or more of these risks or uncertainties materialize, or should the underlying assumptions prove incorrect, actual results may differ significantly from those anticipated, believed, estimated, expected, intended or planned.

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

New Accounting Pronouncements

There are various updates recently issued, most of which represented technical corrections to the accounting literature or application to specific industries and are not expected to a have a material impact on the Company’s financial position, results of operations or cash flows.

Results of Operations for the Three Months Ended September 30, 2016 and 2015

Revenue

We had revenue of $17,260 and $0 for the three months ended September 30, 2016 and 2015, respectively. The rental revenue was generated from rents from our Dayton industrial property. We seek to generate revenue from the rental income of the properties that we acquire and expect to acquire in the future.

Operating Expenses

We recorded $6,667 in total operating expenses during the three months ended September 30, 2016. Our operating expenses consisted of professional fees of $5,768, general and administrative costs of $399 and depreciation of $500 during the three months ended September 30, 2016. Total operating expenses were roughly similar at $5,296 for the three months ended September 30, 2015, but we had lower professional fees of $2,799 and higher general and administrative costs of $1,997 as we focused on operating our industrial property. Future operating expenses will consist of personnel costs, insurance and facility costs, depreciation and amortization, marketing and sales, professional fees such as legal and accounting, and other general and administrative costs.

Net Income (Loss)

Due to our larger revenue figure and steady operating expenses, we realized $15,830 in net income for the three months ended September 30, 2016, as compared with a net loss of $5,553 for the three months ended September 30, 2015.

Liquidity and Capital Resources

As of September 30, 2016, we had $4,684 in cash and a working capital deficit of $84,593.

In May and June 2014, we sold 1,740,000 shares of our common stock to 32 individuals for $36,951. No one purchaser acquired more than 287,000 shares in the private placement, or 5% of our outstanding common stock.

On June 1, 2014, we issued a note to Holly1 LLC, an unaffiliated third party, in the amount of $85,000 to fund the purchase of our light industrial facility in Dayton, Ohio. The note bears interest at 4% per annum with the entire outstanding principal amount of the note, together with accrued interest, due and payable on June 1, 2016, and is an unsecured obligation. Accrued interest totaled $2,562 as of March 31, 2016 compared to $3,553 in 2015. Holly1 LLC is an existing investment vehicle of Rebecca McKinnon, a business acquaintance of management who is not affiliated with our company.

Net cash used in our operating activities for the three months ended September 30, 2016 totaled $3,991, as compared to net cash used in our operating activities for the three months ended September 30, 2015 of $4,246. The decrease in cash used was due primarily to net income of $15,830 for the three months ended September 30, 2016, as compared to a net loss of $5,553 for the three months ended September 30, 2015.

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

Recent Accounting Pronouncements

There were various updated recently issued, most of which represented technical corrections to the accounting literature or application to specific industries and are not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

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

(b)                 Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the first quarter of fiscal 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

As of the date hereof, there are no pending legal proceedings to which we are a party or of which any of our property is the subject.

Item 1A. Risk Factors.

Not required.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

There were no unregistered sales of equity in the quarter ended September 30, 2016.

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

______________________

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

FIRST PRIORITY TAX SOLUTIONS INC.

Date: November 21, 2016	By:	/s/ Michael Heitz
Michael Heitz
President and Chairman of the Board (principal executive officer and principal financial and accounting officer)

