Form 10-Q
period 2016-12-31
First Priority Tax Solutions Inc.
filed 2017-02-09
CIK 1622408

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2016

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

_______________________________________________________________

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

As of February 8, 2017, there were 5,740,000 shares of the registrant’s common stock outstanding.

First Priority Tax Solutions Inc.

2

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

First Priority Tax Solutions Inc.

December 31, 2016 and 2015

First Priority Tax Solutions Inc.
Condensed Balance Sheets

	December 31, 2016	June 30, 2016
	(unaudited)

Assets
Current Assets
Cash	$6,701	$8,675
Accounts receivable	850	441
Deferred rent asset	26,984	17,422
Prepaid expenses	100	-

Total current assets	34,635	26,538

Real Estate
Land	15,000	15,000
Building	60,000	60,000
Accumulated depreciation	(5,000)	(4,000)

Real estate, net	70,000	71,000

Total Assets	$104,634	$97,538

Liabilities and Stockholders' Deficit
Current Liabilities
Accrued expenses	$26,941	$42,461
Note payable	85,000	85,000
Note payable - related party	10,000	-

Total current liabilities	121,941	127,461

Non-current Liabilities
Note payable, related party	-	10,000
Lease deposits from customers	4,500	4,500

Total non-current liabilities	4,500	14,500

Total liabilities	126,441	141,961

Stockholders' Deficit
Preferred stock par value $0.000001: 8,000,000 shares authorized; none issued or outstanding	-	-
Common stock par value $0.000001: 92,000,000 shares authorized; 5,740,000 shares issued and outstanding	6	6
Additional paid-in capital	59,849	59,849
Accumulated deficit	(81,662)	(104,278)

Total Stockholders' Deficit	(21,807)	(44,423)

Total Liabilities and Stockholders' Deficit	$104,634	$97,538

See accompanying notes to the unaudited condensed financial statements.

First Priority Tax Solutions Inc.

Condensed Statements of Operations

	For the three months	For the three months	For six months	For six months
	ended	ended	ended	ended
	December 31, 2016	December 31, 2015	December 31, 2016	December 31, 2015
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Revenue	$17,260	$-	$34,520	$-

Cost of revenue	-	-	-	-

Gross margin	17,260	-	34,520	-

Operating Expenses
Depreciation expense	500	500	1,000	1,000
Professional fees	11,833	7,220	17,601	10,019
General and administrative	379	300	778	2,297

Total operating expenses	12,712	8,020	19,379	13,316

Income (Loss) from Operations	4,548	(8,020)	15,141	(13,316)

Other (Income) Expense
Other income	(3,094)	-	(9,189)	(600)
Interest expense	857	857	1,714	1,714

Other (income) expense, net	(2,237)	857	(7,475)	1,114

Income (Loss) before Income Tax Provision	6,785	(8,877)	22,616	(14,430)

Income Tax Provision	-	-	-	-

Net Income (Loss)	$6,785	$(8,877)	$22,616	$(14,430)

Earnings per share
- Basic and Diluted	$0.00	$(0.00)	$0.00	$(0.00)

Weighted average common shares outstanding
- Basic and Diluted	5,740,000	5,740,000	5,740,000	5,740,000

See accompanying notes to the unaudited condensed financial statements.

First Priority Tax Solutions Inc.

Condensed Statement of Cash Flows

	For the six months	For the six months
	ended	ended
	December 31, 2016	December 31, 2015
	(Unaudited)	(Unaudited)

Cash Flows from Operating Activities
Net income (loss)	$22,616	$(14,430)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	1,000	1,000
Changes in operating assets and liabilities:
Accounts receivable	(409)	-
Prepaid expenses	(100)	-
Deferred rent asset	(9,562)	-
Accrued expenses	(17,233)	-
Accrued interest	1,714	1,714

Net Cash Used in Operating Activities	(1,974)	(11,716)

Cash Flows from Financing Activities
Proceeds from note payable	-	10,000

Net Cash Provided by Financing Activities	-	10,000

Net Change in Cash	(1,974)	(1,715)

Cash - beginning of reporting period	8,675	7,275

Cash - end of reporting period	$6,701	$5,560

Supplemental disclosure of cash flow information:
Interest paid	$-	$-
Income tax paid	$-	$-

See accompanying notes to the unaudited condensed financial statements.

First Priority Tax Solutions Inc.

December 31, 2016

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

Note 3 - Going Concern

The Company has elected to adopt early application of Accounting Standards Update No. 2014-15, “Presentation of Financial Statements—Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (“ASU 2014-15”).

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying financial statements, the Company has incurred recurring losses and generated negative cash flows from operating activities since inception. As of December 31, 2016 and June 30, 2016, the Company had an accumulated deficit of $81,662 and $104,278, respectively. The Company has a working capital deficit (total current liabilities exceeded total current assets) of $77,306 and $100,923, respectively. The Company’s cash balance and revenues generated are not currently sufficient and cannot be projected to cover its operating expenses for the next twelve months from the filing date of this report. These factors among others raise substantial doubt about the Company’s ability to continue as a going concern for a reasonable period of time.

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

Note 4 - Real Estate

As of December 31, 2016, real estate investment consisted of one commercial property located at 1784 Stanley Avenue, Dayton, Ohio, which was leased in February 2016.

Depreciation expense for the six months ended December 31, 2016 and 2015 totaled $1,000 each, respectively.

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

Note 6 - Note Payable

On June 1, 2014, the Company entered into a note payable with a third-party in the amount of $85,000. The note bears interest at 4% per annum with interest and principal due on June 1, 2016. Accrued interest totaled $7,946 and $4,536 for the reporting period ended September 30, 2016 and 2015, respectively. This note was extended through January 1, 2017 and further extended through December 31, 2017.

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

Note 10 - Deferred Tax Assets and Income Tax Provision

Deferred Tax Assets

At December 31, 2016 and June 30, 2016, the Company had net operating loss (“NOL”) carry–forwards for Federal income tax purposes of $81,662 and $104,278 that may be offset against future taxable income through 2036. No tax benefit has been recorded with respect to these net operating loss carry-forwards in the accompanying financial statements as the management of the Company believes that the realization of the Company’s net deferred tax assets of approximately $27,765 was not considered more likely than not and accordingly, the potential tax benefits of the net loss carry-forwards are offset by the full valuation allowance.

Deferred tax assets consist primarily of the tax effect of NOL carry-forwards. The Company has provided a full valuation allowance on the deferred tax assets because of the uncertainty regarding its realization. The valuation allowance decreased approximately $7,689 for the six months ended December 31, 2016 and increased approximately $10,025 for the fiscal year ended June 30, 2016.

Components of deferred tax assets are as follows:

	December 31, 2016	June 30, 2016
Net deferred tax assets – Non-current:

Expected income tax benefit from NOL carry-forwards	$27,765	$35,454

Less valuation allowance	(27,765)	(35,454)

Deferred tax assets, net of valuation allowance	$-	$-

Income Tax Provision in the Statement of Operations

A reconciliation of the federal statutory income tax rate and the effective income tax rate as a percentage of income before income taxes is as follows:

	For the six months ended December 31, 2016	For the fiscal year ended June 30, 2016

Federal statutory income tax rate	34.0%	34.0%

Increase (reduction) in income tax provision resulting from:

Net operating loss (“NOL”) carry-forwards	(34.0)	(34.0)

Effective income tax rate	0.0%	0.0%

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

Note 11 - Subsequent Events

The Company has evaluated all events that occurred after the balance sheet date through the date when the financial statements were issued to determine if they must be reported. The Management of the Company determined that there were no reportable subsequent events to be disclosed, other than:

•	On January 23, 2017, the Company and Holly 1 LLC, a third-party, agreed to further extend a note payable in the amount of $85,000 to December 31, 2017. See Note 6 – Note Payable.

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

Results of Operations for the Three and Six Months Ended December 31, 2016 and 2015

Revenue

We had revenue of $17,260 and $34,520 for the three and six months ended December 31, 2016, respectively. The rental revenue was generated from rents from our Dayton industrial property. We had no revenue for the comparable three and six month periods in 2015. We seek to generate revenue from the rental income of the properties that we acquire and expect to acquire in the future.

Operating Expenses

We recorded $12,712 and $19,379 in total operating expenses during the three and six months ended December 31, 2016, respectively. Our operating expenses consisted of professional fees of $11,833 and $17,601, general and administrative costs of $379 and $778, and depreciation expense of $500 and $1,000 during the three and six months ended December 31, 2016, respectively. Total operating expenses were approximately 60% of the 2016 figures at $8,020 and $13,316 for the three and six months ended December 31, 2015, respectively, primarily due to lower professional fees of $7,220 and $10,019 for the comparable three and six month periods in 2015. The increase in operating expenses from 2015 to 2016 was in large part related to higher costs in 2016 to comply with our SEC reporting obligations, offset slightly by higher general and administrative costs in the quarter ended September 30, 2015. Future operating expenses will consist of personnel costs, insurance and facility costs, depreciation and amortization, marketing and sales, professional fees such as legal and accounting, and other general and administrative costs.

Net Income (Loss)

Due to our larger revenue figure and relatively modest operating expenses, we realized $6,785 and $22,616 in net income for the three and six months ended December 31, 2016, respectively, as compared with net losses of $8,877 and $14,430 for the three and six months ended December 31, 2015, respectively.

Liquidity and Capital Resources

As of December 31, 2016, we had $6,701 in cash and a working capital deficit of $87,306.

In May and June 2014, we sold 1,740,000 shares of our common stock to 32 individuals for $36,951. No one purchaser acquired more than 287,000 shares in the private placement, or 5% of our outstanding common stock.

On June 1, 2014, we issued a note to Holly1 LLC, an unaffiliated third party, in the amount of $85,000 to fund the purchase of our light industrial facility in Dayton, Ohio. The note bears interest at 4% per annum with the entire outstanding principal amount of the note, together with accrued interest, due and payable on June 1, 2016, as extended through January 1, 2017 and further extended through December 31, 2017, and is an unsecured obligation. Accrued interest totaled $2,562 as of March 31, 2016 compared to $3,553 in 2015. Holly1 LLC is an existing investment vehicle of Rebecca McKinnon, a business acquaintance of management who is not affiliated with our company.

Net cash used in our operating activities for the six months ended December 31, 2016 totaled $1,974, as compared to net cash used in our operating activities for the six months ended December 31, 2015 of $11,716. The decrease in cash used was due primarily to net income of $22,616 for the six months ended December 31, 2016, as compared to a net loss of $14,430 for the six months ended December 31, 2015.

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

(b)	Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the second quarter of fiscal 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

As of the date hereof, there are no pending legal proceedings to which we are a party or of which any of our property is the subject.

Item 1A. Risk Factors.

Not required.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

There were no unregistered sales of equity in the quarter ended December 31, 2016.

Item 3. Defaults Upon Senior Securities.

There has been no default in the payment of principal, interest, sinking or purchase fund installment, or any other material default, with respect to any indebtedness of our Company.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibits required by Item 601 of Regulation S-K:

Number	Description

3.1	Certificate of Incorporation of First Priority Tax Solutions Inc. (1)

3.2	By-Laws of First Priority Tax Solutions Inc. (1)

10.1	Promissory Note Extension Agreement, dated January 23, 2017, between First Priority Tax Solutions Inc. and Holly 1 LLC.

31.1	Rule 13a-14(a)/15d-14(a) Certifications.

32.1	Section 1350 Certifications.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase.

101.LAB	XBRL Taxonomy Extension Label Linkbase.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase.

101.DEF	XBRL Taxonomy Extension Definition Document

________________

(1)	Incorporated by reference to the exhibits included with Registration Statement on Form S-11 (No. 333-199336), declared effective by the U.S. Securities and Exchange Commission on February 5, 2015.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIRST PRIORITY TAX SOLUTIONS INC.

Date: February 8, 2017	By:	/s/ Michael Heitz
Michael Heitz
President and Chairman of the Board (principal executive officer and principal financial and accounting officer)

