Form 10-Q
period 2017-03-31
First Priority Tax Solutions Inc.
filed 2017-05-05
CIK 1622408

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

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

As of May 5, 2017, there were 5,740,000 shares of the registrant’s common stock outstanding.

First Priority Tax Solutions Inc.

2

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

First Priority Tax Solutions Inc.

March 31, 2017 and 2016

First Priority Tax Solutions Inc.
Condensed Balance Sheets

	March 31, 2017	June 30, 2016
	(unaudited)
Assets
Current Assets
Cash	$7,582	$8,675
Accounts receivable	3,204	441
Deferred rent asset	23,824	17,422
Prepaid expenses	100	-

Total current assets	34,710	26,538

Real Estate
Land	15,000	15,000
Building	60,000	60,000
Accumulated depreciation	(5,500)	(4,000)

Real estate, net	69,500	71,000

Total Assets	$104,210	$97,538

Liabilities and Stockholders' Deficit
Current Liabilities
Accrued expenses	$17,883	$42,461
Note payable	85,000	85,000
Note payable - related party	10,000	-

Total current liabilities	112,883	127,461

Non-current Liabilities
Note payable, related party	-	10,000
Lease deposits from customers	4,500	4,500

Total non-current liabilities	4,500	14,500

Total liabilities	117,383	141,961

Stockholders' Deficit
Preferred stock par value $0.000001: 8,000,000 shares authorized; none issued or outstanding	-	-
Common stock par value $0.000001: 92,000,000 shares authorized; 5,740,000 shares issued and outstanding	6	6
Additional paid-in capital	59,849	59,849
Accumulated deficit	(73,028)	(104,278)

Total Stockholders' Deficit	(13,173)	(44,423)

Total Liabilities and Stockholders' Deficit	$104,210	$97,538

See accompanying notes to the unaudited condensed financial statements.

First Priority Tax Solutions Inc.
Condensed Statements of Operations
.
	For the three months	For the three months	For the nine months	For the nine months
	ended	ended	ended	ended
	March 31, 2017	March 31, 2016	March 31, 2017	March 31, 2016
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Revenue	$17,260	$4,538	$51,780	$4,538

Operating Expenses
Depreciation expense	500	500	1,500	1,500
Professional fees	9,772	5,992	27,373	16,011
General and administrative	485	399	1,263	2,696

Total operating expenses	10,757	6,891	30,136	20,207

Income (Loss) from Operations	6,503	(2,353)	21,644	(15,669)

Other (Income) Expense
Other income	(2,969)	(292)	(12,158)	(892)
Interest expense	838	848	2,552	2,562

Other (income) expense, net	(2,131)	556	(9,606)	1,670

Income (Loss) before Income Tax Provision	8,634	(2,909)	31,250	(17,339)

Income Tax Provision	-	-	-	-

Net Income (Loss)	$8,634	$(2,909)	$31,250	$(17,339)

Earnings per share
- Basic and Diluted	$0.00	$0.00	$0.00	$0.00

Weighted average common shares outstanding
- Basic and Diluted	5,740,000	5,740,000	5,740,000	5,740,000

See accompanying notes to the unaudited condensed financial statements.

First Priority Tax Solutions Inc.
Condensed Statement of Cash Flows

	For the nine months	For the nine months
	ended	ended
	March 31, 2017	March 31, 2016
	(Unaudited)	(Unaudited)

Cash Flows from Operating Activities
Net income (loss)	$31,250	$(17,339)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation	1,500	1,500
Changes in operating assets and liabilities:
Accounts receivable	(2,763)	(38)
Prepaid expenses	(100)	(100)
Deferred rent asset	(6,401)	-
Accrued expenses	(27,131)	38
Accrued interest	2,552	2,562
Lease deposits from customers	-	4,500

Net Cash Used in Operating Activities	(1,093)	(8,877)

Cash Flows from Financing Activities
Proceeds from note payable	-	10,000

Net Cash Provided by Financing Activities	-	10,000

Net Change in Cash	(1,093)	1,123

Cash - beginning of reporting period	8,675	7,275

Cash - end of reporting period	$7,582	$8,398

Supplemental disclosure of cash flow information:
Interest paid	$-	$-
Income tax paid	$-	$-

See accompanying notes to the unaudited condensed financial statements.

First Priority Tax Solutions Inc.

March 31, 2017

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

Basis of Presentation – Unaudited Interim Financial Information

The accompanying unaudited condensed interim financial statements and related notes have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information, and with the rules and regulations of the United States Securities and Exchange Commission (“SEC”) to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. The unaudited condensed interim financial statements furnished reflect all adjustments (consisting of normal recurring accruals) which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented. Interim results are not necessarily indicative of the results for the full year. These unaudited condensed interim financial statements should be read in conjunction with the financial statements of the Company for the reporting period ended June 30, 2016 and notes thereto contained in the Company’s Annual Report on Form 10-K filed with the SEC on October 21, 2016.

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

The financial statements shall include disclosures of material related party transactions, other than compensation arrangements, expense allowances, and other similar items in the ordinary course of business. The disclosures shall include: a. the nature of the relationship(s) involved; b. a description of the transactions, including transactions to which no amounts or nominal amounts were ascribed, for each of the periods for which income statements are presented, and such other information deemed necessary to an understanding of the effects of the transactions on the financial statements; c. the dollar amounts of transactions for each of the periods for which income statements are presented and the effects of any change in the method of establishing the terms from that used in the preceding period; and d. amounts due from or to related parties as of the date of each balance sheet presented and, if not otherwise apparent, the terms and manner of settlement.

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

There were no potentially dilutive common shares outstanding for the reporting periods ending March 31, 2017 and 2016.

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

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying financial statements, the Company has incurred recurring losses and generated negative cash flows from operating activities since inception. As of March 31, 2017 and June 30, 2016, the Company had an accumulated deficit of $73,028 and $104,278, respectively. The Company has a working capital deficit (total current liabilities exceeded total current assets) of $78,173 and $100,923, respectively. The Company’s cash balance and revenues generated are not currently sufficient and cannot be projected to cover its operating expenses for the next twelve months from the filing date of this report. These factors among others raise substantial doubt about the Company’s ability to continue as a going concern for a reasonable period of time.

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

Note 4 - Real Estate

As of March 31, 2017, real estate investment consisted of one commercial property located at 1784 Stanley Avenue, Dayton, Ohio, which was leased in February 2016.

Depreciation expense for the nine months ended March 31, 2017 and 2016 totaled $1,500 each, respectively.

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

Note 6 - Note Payable

On June 1, 2014, the Company entered into a note payable with a third-party in the amount of $85,000. The note bears interest at 4% per annum with interest and principal due on June 1, 2016. Accrued interest totaled $9,641 and $6,241 for the reporting period ended March 31, 2017 and 2016, respectively. This note has been extended through January 1, 2017 and further extended through December 31, 2017.

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

Note 10 - Deferred Tax Assets and Income Tax Provision

Deferred Tax Assets

At March 31, 2017 and June 30, 2016, the Company had net operating loss (“NOL”) carry–forwards for Federal income tax purposes of $73,028 and $104,278 that may be offset against future taxable income through 2037. No tax benefit has been recorded with respect to these net operating loss carry-forwards in the accompanying financial statements as the management of the Company believes that the realization of the Company’s net deferred tax assets of approximately $24,830 was not considered more likely than not and accordingly, the potential tax benefits of the net loss carry-forwards are offset by the full valuation allowance.

Deferred tax assets consist primarily of the tax effect of NOL carry-forwards. The Company has provided a full valuation allowance on the deferred tax assets because of the uncertainty regarding its realization. The valuation allowance decreased approximately $10,624 for the nine months ended March 31, 2017 and increased approximately $10,025 for the fiscal year ended June 30, 2016.

Components of deferred tax assets are as follows:

	March 31, 2017	June 30, 2016
Net deferred tax assets – Non-current:

Expected income tax benefit from NOL carry-forwards	$24,830	$35,454

Less valuation allowance	(24,830)	(35,454)

Deferred tax assets, net of valuation allowance	$-	$-

Income Tax Provision in the Statement of Operations

A reconciliation of the federal statutory income tax rate and the effective income tax rate as a percentage of income before income taxes is as follows:

	For the nine months ended March 31, 2017	For the fiscal year ended June 30, 2016

Federal statutory income tax rate	34.0%	34.0%

Increase (reduction) in income tax provision resulting from:

Net operating loss (“NOL”) carry-forwards	(34.0)	(34.0)

Effective income tax rate	0.0%	0.0%

Tax Returns Remaining subject to IRS Audits

The Company has filed its corporation income tax return for the reporting period ended June 30, 2016. The Company's corporation income tax returns for the reporting periods ended June 30, 2016 and 2015 will remain subject to audit under the statute of limitations by the Internal Revenue Service for a period of three (3) years from the date they are filed.

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

Note 11- Subsequent Events

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

Results of Operations for the Three and Nine Months Ended March 31, 2017 and 2016

Revenue

We had revenue of $17,260 and $51,780 for the three and nine months ended March 31, 2017, respectively. The rental revenue was generated from rents from our Dayton industrial property. We had revenue of $4,538 and $4,538, respectively, for the comparable three and nine month periods ended March 31, 2016, reflecting revenue only in the March 31, 2016 quarter. We seek to generate revenue from the rental income of the properties that we acquire and expect to acquire in the future.

Operating Expenses

We recorded $10,757 and $30,136 in total operating expenses during the three and nine months ended March 31, 2017, respectively. Our operating expenses consisted of professional fees of $9,772 and $27,373, general and administrative costs of $485 and $1,263, and depreciation expense of $500 and $1,500 during the three and nine months ended March 31, 2017, respectively. Total operating expenses were approximately 60% of the 2017 figures at $6,891 and $20,207 for the three and nine months ended March 31, 2016, respectively, primarily due to lower professional fees of $5,992 and $16,011 for the comparable three and nine month periods ended March 31, 2016. The increase in operating expenses from 2016 to 2017 was in large part related to higher costs in 2017 to comply with our SEC reporting obligations. Future operating expenses will consist of personnel costs, insurance and facility costs, depreciation and amortization, marketing and sales, professional fees such as legal and accounting, and other general and administrative costs.

Net Income (Loss)

Due to our larger revenue figure and relatively modest operating expenses, we realized $8,634 and $31,250 in net income for the three and nine months ended March 31, 2017, respectively, as compared with net losses of $2,909 and $17,339 for the three and nine months ended March 31, 2016, respectively.

Liquidity and Capital Resources

As of March 31, 2017, we had $7,582 in cash and a working capital deficit (total current liabilities exceeded total current assets) of $78,173.

In May and June 2014, we sold 1,740,000 shares of our common stock to 32 individuals for $36,951. No one purchaser acquired more than 287,000 shares in the private placement, or 5% of our outstanding common stock.

On June 1, 2014, we issued a note to Holly1 LLC, an unaffiliated third party, in the amount of $85,000 to fund the purchase of our light industrial facility in Dayton, Ohio. The note bears interest at 4% per annum with the entire outstanding principal amount of the note, together with accrued interest, due and payable on June 1, 2016, as extended through January 1, 2017 and further extended through December 31, 2017, and is an unsecured obligation. Accrued interest totaled $9,641 as of March 31, 2017 compared to $6,241 as of March 31, 2016. Holly1 LLC is an existing investment vehicle of Rebecca McKinnon, a business acquaintance of management who is not affiliated with our company.

Net cash used in our operating activities for the nine months ended March 31, 2017 totaled $1,093, as compared to net cash used in our operating activities for the nine months ended March 31, 2016 of $8,877. The decrease in cash used was due primarily to net income of $31,250 for the nine months ended March 31, 2017, as compared to a net loss of $17,339 for the nine months ended March 31, 2016.

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

(b) Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the third quarter of fiscal 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

As of the date hereof, there are no pending legal proceedings to which we are a party or of which any of our property is the subject.

Item 1A. Risk Factors.

Not required.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

There were no unregistered sales of equity in the quarter ended March 31, 2017.

Item 3. Defaults Upon Senior Securities.

There has been no default in the payment of principal, interest, sinking or purchase fund installment, or any other material default, with respect to any indebtedness of our Company.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibits required by Item 601 of Regulation S-K:

Number	Description

3.1	Certificate of Incorporation of First Priority Tax Solutions Inc. (1)

3.2	By-Laws of First Priority Tax Solutions Inc. (1)

10.1	Promissory Note Extension Agreement, dated January 23, 2017, between First Priority Tax Solutions Inc. and Holly 1 LLC. (2)

31.1	Rule 13a-14(a)/15d-14(a) Certification.

32.1	Section 1350 Certification.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase.

101.LAB	XBRL Taxonomy Extension Label Linkbase.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase.

101.DEF	XBRL Taxonomy Extension Definition Document.

________________

(1)	Incorporated by reference to the exhibits included with Registration Statement on Form S-11 (No. 333-199336), declared effective by the U.S. Securities and Exchange Commission on February 5, 2015.

(2)	Incorporated by reference to the exhibit included with Quarterly Report on Form 10-Q for the quarterly report ended December 31, 2016, filed on February 9, 2017.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIRST PRIORITY TAX SOLUTIONS INC.

Date: May 5, 2017	By:	/s/ Michael Heitz
Michael Heitz
President and Chairman of the Board (principal executive officer and principal financial and accounting officer)

