Form 10-K
period 2017-06-30
First Priority Tax Solutions Inc.
filed 2017-08-23
CIK 1622408

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2017

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission file no.: 333-199336

First Priority Tax Solutions Inc.
(Exact Name of Registrant in its Charter)

Delaware	46-5250836
(State or Other Jurisdiction of	(I.R.S. Employer Identification No.)
Incorporation or Organization)

137 N. Main Street, Suite 200A
Dayton, Ohio	45402
(Address of Principal Executive Offices)	(Zip Code)

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

Indicate by check mark whether the registrant: (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for past 90 days.  Yes  ☒    No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  Yes ☒    No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if a smaller reporting company)		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒

The aggregate market value of the voting and non-voting equity held by non-affiliates of the registrant, as of December 31, 2016 was approximately $34,800 (based on the sale price of the shares in a private placement transaction completed by the registrant in May and June 2014 of $0.02 per share. To date, there is no established public market for the registrant’s shares of common stock.

As of August 22, 2017, 5,740,000 shares of the registrant’s common stock were issued and outstanding.

Documents Incorporated by Reference: None

First Priority Tax Solutions Inc.

2017 ANNUAL REPORT ON FORM 10-K

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

The following table presents summary data concerning our owned property as of August 21, 2017:

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

Plan of Operation

During the next 12 months, our goal is to acquire an additional large commercial property and one other property possibly through the Montgomery County (Ohio) Land Revitalization Corporation (known as the Land Bank), as discussed below. We have been actively searching our target areas in the southern Ohio region and believe this goal is reasonably attainable by that date.

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

Purchase and Sale of Investments. We expect to invest in our properties primarily for generation of current income and long-term capital appreciation. Although we do not intend to routinely ”flip” our properties, we may be presented with opportunities from the Land Bank and other organizations to renovate dilapidated properties for immediate occupancy within short timeframes. We may also deliberately and strategically dispose of assets in the future and redeploy funds into new acquisitions and development opportunities that align with our strategic objectives.

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

Employees

On August 23, 2017, we had two individuals working for our company, one of whom is Michael Heitz, our President. Mr. Heitz devotes approximately 75% of his business time to our company. There are no written employment contracts or consulting agreements. We do not expect any of our future employees, if any, to be covered by a collective bargaining agreement. From time to time, we hire individuals for daily or weekly clean-up and repair work.

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

We have limited financial resources and have not established a source of equity or debt financing. We had a working capital deficit of $92,294 and total stockholders’ deficit of $27,794 at June 30, 2017, compared to a working capital deficit of $100,923 and total stockholders’ deficit of $44,423 at June 30, 3016. If we are unable to generate meaningful revenue or obtain financing or if the financing that we do raise is insufficient to cover operating losses that we may incur, we may have to curtail all or most of our operations.

Our auditors’ report on our financial statements contains an explanatory paragraph stating that there is substantial doubt about our ability to continue as a going concern, which may make it more difficult for us to be a credible participant in the real estate acquisition business.

We had an accumulated deficit of $87,649 and $104,278 at June 30, 2017 and 2016, respectively. We realized net income of $16,629 and net cash provided by operating activities of $8,654 for the fiscal year ended June 30, 2017, compared to a net loss of $29,487 and net cash used in operating activities of $8,600 for the fiscal year ended June 30, 2016. Our auditors indicated that there is substantial doubt about our ability to continue as a going concern in an explanatory paragraph to their report on our financial statements for the fiscal year ended June 30, 2017, which may make it more difficult for us to be a credible participant in the real estate acquisition business.

We may not have sufficient financial resources or be able to arrange financing to repay our outstanding $85,000 note upon maturity, which would result in an event of default.

In June 2014, we issued a note to Holly1 LLC, an unaffiliated thirty party, in the amount of $85,000 to fund the purchase of our light industrial facility in Dayton, Ohio. Pursuant to an extension agreement dated May 18, 2016, the entire outstanding principal amount of the note, together with accrued interest at 4% per annum, will become due and payable by us on December 31, 2017 (as previously extended). We cannot assure you that we will have sufficient financial resources, or will be able to arrange financing, to pay the principal amount and interest when due. Our failure to make this payment at maturity would result in an event of default with respect to the note.

We have acquired only one real estate property. In the future, the actual rents we receive for the properties may be less than our asking rents, and we may experience a decline in realized rental rates from time to time, negatively impacting our ability to generate cash flow growth.

We have acquired only one real estate property. We have limited rental income and sales proceeds to date. In the future, we may be unable to realize our asking rents at our properties, which may result of various factors, including competitive pricing pressure in our markets, a general economic downturn and the desirability of our properties compared to other properties in our markets. In addition, the degree of discrepancy between our asking rents and the actual rents we are able to obtain may vary both from property to property and among different leased spaces within a single property. If we are unable to obtain sufficient rental rates across our properties, then our ability to generate cash flow growth will be negatively impacted. In addition, depending on market rental rates at any given time as compared to expiring leases, from time to time rental rates for expiring leases may be higher than starting rental rates for new leases.

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

Pursuant to Section 404 of the Sarbanes-Oxley Act, we will be required to include in our annual report our assessment of the effectiveness of our internal control over financial reporting as of the end of the fiscal year ended June 30, 2017. We expect to incur additional expenses and diversion of management’s time as a result of performing the system and process evaluation, testing and remediation required in order to comply with the management certification and auditor attestation requirements.

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

Holders

There were approximately 34 record holders of our common stock as of August 23, 2017.

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

Purchases of Equity Securities by the Registrant and Affiliated Purchasers

We did not repurchase any shares of our common stock during the fourth quarter of our fiscal year ended June 30, 2017.

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

Our commercial property was vacant and being renovated through January 2016. In February 2016, we signed a two-year lease with a third party to occupy this site. Under the lease, the rent escalates for each six-month period, from $2,269 through month 6, $4,538 through month 12, $6,807 through month 18, and $9,400 through month 24. There is also a two-year renewal term, at a higher monthly rental rate. In October 2015, we attended a Board of Revision hearing in Dayton, Ohio to reduce the amount of realty taxes payable for the property. The property was purchased for $75,000, yet the value on the Montgomery County Property Database was $1,107,210. On March 21, 2016, the Montgomery County Board of Pension re-assessed the fair market value of the property at $125,000 as of January 1, 2014. No further re-assessment of the property has been made since such date.

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

Results of Operations – Fiscal Year ended June 30, 2017 and 2016

Revenue

We recorded $78,040 and $28,767 in revenue for the fiscal years ended June 30, 2017 and 2016, respectively, as a result of rent from our Dayton industrial property. We currently generate revenue from the rental income of the property that we acquired and from the rental income of the billboard placed on the Dayton property land.

Cost of Revenue

We recorded $13,241 and $6,252 in total cost of revenue for the fiscal years ended June 30, 2017 and 2016, respectively. For those periods, our costs of revenue consisted of repairs and maintenance of $11,242 and $4,252, respectively, and depreciation costs of $2,000 for each year. Repairs and maintenance expense increased as the building needed roof repairs.

Gross Margin

We recorded $64,799 and $22,515 in gross margin (revenue minus cost of revenue) for the fiscal years ended June 30, 2017 and 2016, respectively, reflecting a larger 171% increase in revenue and a lower 112% increase in cost of revenue from the 2016 fiscal year to the 2017 fiscal year.

Operating Expenses

We recorded $47,770 and $55,330 in total operating expenses for the fiscal years ended June 30, 2017 and 2016, respectively.  For those periods, our operating expenses consisted of professional fees of $46,162 and $41,289, respectively, and general and administrative costs of $1,608 and $12,041, respectively. The net decrease in general and administrative costs was attributed to reduction of the property taxes accrual.

Other income/(loss)

We recorded $400 in other loss versus $1,329 in other income for the fiscal years ended June 30, 2017 and 2016, respectively.  For those periods, our miscellaneous other income consisted of $3,000 and $4,738, respectively, relating to the billboard in fiscal 2017 and tenant tax payments in fiscal 2016, and our other expenses consisted of interest expense of  $3,400 and $3,409, respectively, relating to accrued interest on our note payable to Holly1 LLC. The net decrease in other income/(loss) was attributed to reduction in miscellaneous other income that we were able to generate on an irregular basis.

Liquidity and Capital Resources

The financial statements included in this annual report have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the financial statements at June 30, 2017 and 2016, we had an accumulated deficit of $87,649 and $104,278, respectively. We had a working capital deficit (total current liabilities exceeded total current assets) of $92,294 and $100,923, respectively. Our cash balance and revenues generated are not currently sufficient and cannot be projected to cover our operating expenses for the next 12 months from the filing date of this report. These factors among others raise substantial doubt about our ability to continue as a going concern for a reasonable period of time.

As of June 30, 2017, we had $17,329 in cash and a working capital deficit of $92,294. As of June 30, 2016, we had cash of $8,675 and a working capital deficit of $100,223.

Net cash provided by our operating activities for the fiscal year ended June 30, 2017 totaled $8,654, compared to net cash used in our operations for the fiscal year ended June 30, 2016 of $8,600. The increase in cash used was due primarily to net income of $16,629 for the fiscal year ended June 30, 2017 as compared to a net loss of $29,487 for the fiscal year ended June 30, 2016.

Net cash flows used in investing activities for the fiscal years ended June 30, 2017 and 2016 were $0.

Cash flows provided in financing activities was $0 for fiscal year ended June 30, 2017, compared to net cash provided by financing activities of $10,000 for the fiscal year ended June 30, 2016. On October 19, 2015, we entered into a note payable with a related party in the amount of $10,000. The note bears no interest, and principal is due on October 19, 2017. The note proceeds are being used for working capital and general corporate purposes.

Our existence is dependent upon management’s ability to develop profitable operations. Management is devoting substantially all of its efforts to developing our business and raising capital and there can be no assurance that our efforts will be successful. No assurance can be given that management’s actions will result in profitable operations or the resolution of our liquidity problems. The financial statements do not include any adjustments that might result should we be unable to continue as a going concern.

In order to improve our liquidity, management is actively pursuing additional equity financing through discussions with investment bankers and private investors. There can be no assurance that we will be successful in our effort to secure additional equity financing.

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

On June 1, 2014, we issued a note to Holly1 LLC, an unaffiliated third party, in the amount of $85,000 to fund the purchase of our light industrial facility in Dayton, Ohio. The note bears interest at 4% per annum with the entire outstanding principal amount of the note, together with accrued interest, due and payable on June 1, 2016, as extended through January 1, 2017 and further extended through December 31, 2017, and is an unsecured obligation. Accrued interest totaled $10,489 as of June 30, 2017 compared to $7,089 as of June 30, 2016. Holly1 LLC is an existing investment vehicle of Rebecca McKinnon, a business acquaintance of management who is not affiliated with our company.

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

Recent Accounting Pronouncements

We follow the guidance in Section 855-10-50 of the FASB Accounting Standards Codification for the disclosure of subsequent events. We will evaluate subsequent events through the date when the financial statements were issued. Pursuant to ASU 2010-09 of the FASB Accounting Standards Codification, we, as an SEC filer, consider our financial statements issued when they are widely distributed to users, such as through filing them on EDGAR.

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

ITEM 8. Financial Statements and Supplementary Data

Our audited financial statements for the fiscal years ended June 30, 2017 and 2016 are included as a separate section of this report beginning on page F-1.

ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

ITEM 9A. Controls and Procedures

Our management, including our President and Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this report. Based upon that evaluation, our President and Chief Financial Officer have concluded that the disclosure controls and procedures as of June 30, 2017 were not effective, due to the material weaknesses discussed below, to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to our management, including our President and Chief Financial Officer, to allow timely decisions regarding disclosure.

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

Our management assessed the effectiveness of our system of internal control over financial reporting as of June 30, 2017. In making this assessment, our management used the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission COSO). Based on our assessment and the criteria set forth by COSO, our management believes that we did not maintain effective internal control over financial reporting as of June 30, 2017 due to the material weaknesses discussed below.

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

Set forth below are the names, ages and positions of our executive officers and directors as of August 21, 2017:

Name	Age	Positions
Michael Heitz	66	President and Chairman of the Board
Steve Ireland	56	Secretary and Director

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

No options have been issued under the Plan.

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

We believe that all of the officers, directors, and owners of more than ten percent of the outstanding shares of our common stock complied with Section 16(a) of the Exchange Act for the fiscal year ended June 30, 2017.

ITEM 11. Executive Compensation

Summary Compensation Table

The following table shows, for the fiscal years ended June 30, 2017 and 2016, compensation awarded to or paid to, or earned by, our Chief Executive Officer and only other employee (the “Named Executive Officer”).

Name and Principal Position	Fiscal Year	Salary	Bonus	Option Awards	Total
Michael Heitz, President	2017	$-	$-	$-	$-
	2016	$-	$-	$-	$-

Steve Ireland, Secretary	2017	$-	$-	$-	$-
	2016	$-	$-	$-	$-

Outstanding Equity Awards at Fiscal Year End

There were no outstanding equity awards as of June 30, 2017, or through the filing date of this report.

Employment Agreements

As of June 30, 2017, and through the filing date of this report, we have no employment agreements in place with any person.

Director Compensation

Directors currently receive no compensation for serving on our board of directors, other than reimbursement of reasonable expenses for attendance at board meetings.

ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

As of August 21, 2017, we had 5,740,000 shares of common stock outstanding which were held by 34 stockholders. The table below sets forth the ownership of certain individuals and entities. This table discloses those persons known by the Board of Directors to have, or claim to have, beneficial ownership of more than 5% of the outstanding shares of our common stock as of August 21, 2017, of all our directors and executive officers, and of our directors and officers as a group.

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

We have agreed to pay Miller-Valentine GEM a brokerage fee of 6% of the sale price for any sale of the property during the listing period ending on July 23, 2015 (which period renews automatically for successive 12-month periods) or, if the property is leased during such period, a leasing commission of 6% of the total rent for the initial term of the lease, payable in full at the signing of the lease. We believe that our agreement with Miller-Valentine GEM is on terms no less favorable to us than could have been obtained from unaffiliated third parties. In fiscal 2016, we paid a commission to Miller-Valentine GEM in the amount of $8,284 in connection with the lease of our Stanley Avenue commercial property. No payments were made to them in fiscal 2017.

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

PART IV

ITEM 14. Principal Accountant Fees and Services

Audit Fees

Audit fees are those fees billed for professional services rendered for the audit of the annual financial statements and reviews of the financial statements included in Forms 10-Q. For the fiscal year ended June 30, 2017, $16,000 in audit fees were billed by RBSM LLP and, for the fiscal year June 30, 2016, $14,500 in audit fees were billed by RBSM LLP related to the audit and reviews of our financial statements.

Audit-related Fees

Audit-related fees are fees billed for professional services other than the audit of our financial statements. For the fiscal years ended June 30, 2017 and 2016, no audit-related fees were billed by RBSM LLP.

Tax Fees

Tax fees are those fees billed for professional services rendered for tax compliance, including preparation of corporate federal and state income tax returns, tax advice and tax planning. For the fiscal years ended June 30, 2017 and 2016, no tax fees were billed by RBSM LLP.

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

ITEM 15. Exhibits and Financial Statement Schedules

(a)    Exhibits

Exhibit Number	Description
3.1	Certificate of Incorporation of First Priority Tax Solutions Inc. (1)
3.2	By-Laws of First Priority Tax Solutions Inc. (1)
10.1	2014 Non-Statutory Stock Option Plan. (1)
10.2	Agreement between First Priority Tax Solutions Inc. and its President. (1)
10.3	Form of Subscription Agreement. (1)
10.4	Promissory Note issued to Holly1 LLC. (1)
10.5	Promissory Note Extension Agreement, dated January 23, 2017, between First Priority Tax Solutions Inc. and Holly 1 LLC.(2)
14.1	Code of Business Conduct and Ethics. (1)
14.2	Code of Ethics for the CEO and Senior Financial Officers. (1)
21.1	Subsidiaries of the Registrant. (1)
31.1*	Certification of Principal Executive Officer and Principal Financial Officer required by Rule 13(a)-14(a).
32.1*	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

________________

*	Filed herewith.

(1)	Incorporated by reference to the exhibits included with the Registration Statement on Form S-11 (No. 333-199336), originally filed with the U.S. Securities and Exchange Commission on October 15, 2014 and effective on February 5, 2015.

(2)	Incorporated by reference to the exhibit included with the Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2016, filed on February 9, 2017.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIRST PRIORITY TAX SOLUTIONS

Dated: August 23, 2017	By:	/s/ Michael Heitz
Michael Heitz
President and Chairman of the Board
(principal executive officer and principal financial and accounting officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Michael Heitz	President and Chairman of the Board	August 23, 2017
Michael Heitz	(principal executive officer and principal financial and accounting officer)

/s/ Steve Ireland	Secretary and Director	August 23, 2017
Steve Ireland

First Priority Tax Solutions Inc.

June 30, 2017 and 2016

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

First Priority Tax Solutions Inc.

We have audited the accompanying balance sheets of First Priority Tax Solutions Inc. (the “Company”) as of June 30, 2017 and 2016, and the related statements of operations, stockholders’ deficit and cash flows for the two years in the period ended June 30, 2017. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of First Priority Tax Solutions Inc. at June 30, 2017 and 2016, and the results of its operations and its cash flows for the two years in the period ended June 30, 2017, in conformity with U.S. generally accepted accounting principles.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in the Note 3 to the accompanying financial statements, the Company has a working capital deficit and has incurred an accumulated deficit. These raise substantial doubt about the Company's ability to continue as a going concern. Management's plans concerning these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ RBSM LLP

New York, NY

August 23, 2017

First Priority Tax Solutions Inc.

Balance Sheets

	June 30, 2017	June 30, 2016

Assets
Current Assets
Cash	$17,329	$8,675
Accounts receivable	2,722	441
Deferred rent asset	20,663	17,422
Prepaid expenses	100	-

Total current assets	40,814	26,538

Real Estate
Land	15,000	15,000
Building	60,000	60,000
Accumulated depreciation	(6,000)	(4,000)

Real estate, net	69,000	71,000

Total Assets	$109,814	$97,538

Liabilities and Stockholders' Deficit
Current Liabilities
Accrued expenses	$38,108	$42,461
Note payable	85,000	85,000
Note payable - related party	10,000	-

Total current liabilities	133,108	127,461

Non-current Liabilities
Note payable, related party	-	10,000
Lease deposits from customers	4,500	4,500

Total non-current liabilities	4,500	14,500

Total liabilities	137,608	141,961

Stockholders' Deficit
Preferred stock par value $0.000001: 8,000,000 shares authorized; none issued or outstanding	-	-
Common stock par value $0.000001: 92,000,000 shares authorized; 5,740,000 shares issued and outstanding	6	6
Additional paid-in capital	59,849	59,849
Accumulated deficit	(87,649)	(104,278)

Total Stockholders' Deficit	(27,794)	(44,423)

Total Liabilities and Stockholders' Deficit	$109,814	$97,538

See accompanying notes to the audited financial statements.

First Priority Tax Solutions Inc.

Statements of Operations

	For the year	For the year
	ended	ended
	June 30, 2017	June 30, 2016

Revenue	$78,040	$28,767

Cost of revenue	13,241	6,252

Gross margin	64,799	22,515

Operating Expenses
Professional fees	46,162	41,289
General and administrative	1,608	12,041

Total operating expenses	47,770	53,330

Income (Loss) from Operations	17,029	(30,815)

Other (Income) Expense
Other income	(3,000)	(4,738)
Interest expense	3,400	3,409

Other (income) expense, net	400	(1,329)

Income (Loss) before Income Tax Provision	16,629	(29,487)

Income Tax Provision	-	-

Net Income (Loss)	$16,629	$(29,487)

Earnings per share
- Basic and Diluted	$0.01	$(0.01)

Weighted average common shares outstanding
- Basic and Diluted	5,740,000	5,740,000

See accompanying notes to the audited financial statements.

First Priority Tax Solutions Inc.

Statement of Changes in Stockholders' Deficit

For the year ending June 30, 2017

	Common Stock par value $0.000001		Additional		Total
	Number of		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Deficit

Balance, June 30, 2015 (restated)	5,740,000	$6	$59,849	$(74,791)	$(14,936)

Net Loss				(29,487)	(29,487)

Balance, June 30, 2016	5,740,000	6	$59,849	(104,278)	(44,423)

Net Income				16,629	16,629

Balance, June 30, 2017	5,740,000	$6	$59,849	$(87,649)	$(27,794)

See accompanying notes to the audited financial statements.

First Priority Tax Solutions Inc.

Statement of Cash Flows

	For the year	For the year
	ended	ended
	June 30, 2017	June 30, 2016

Cash Flows from Operating Activities
Net income (loss)	$16,629	$(29,487)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation	2,000	2,000
Changes in operating assets and liabilities:
Accounts receivable	(2,282)	(441)
Prepaid expenses	(100)	-
Deferred rent asset	(3,241)	(17,422)
Accrued expenses	(7,752)	28,841
Accrued interest	3,400	3,409
Lease deposits from customers	-	4,500

Net Cash Provided (Used) in Operating Activities	8,654	(8,600)

Cash Flows from Investing Activitites
	-	-

Net cash used in investing activities	-	-

Cash Flows from Financing Activities
Proceeds from note payable	-	10,000

Net Cash Provided by Financing Activities	-	10,000

Net Change in Cash	8,654	1,400

Cash - beginning of reporting period	8,675	7,275

Cash - end of reporting period	$17,329	$8,675

Supplemental disclosure of cash flow information:
Interest paid	$-	$-
Income tax paid	$-	$-

See accompanying notes to the audited financial statements.

First Priority Tax Solutions Inc.

June 30, 2017

Notes to Financial Statements

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

The financial statements shall include disclosures of material related party transactions, other than compensation arrangements, expense allowances, and other similar items in the ordinary course of business. The disclosures shall include: a. the nature of the relationship(s) involved ; b. a description of the transactions, including transactions to which no amounts or nominal amounts were ascribed, for each of the periods for which income statements are presented, and such other information deemed necessary to an understanding of the effects of the transactions on the financial statements; c. the dollar amounts of transactions for each of the periods for which income statements are presented and the effects of any change in the method of establishing the terms from that used in the preceding period; and d. amounts due from or to related parties as of the date of each balance sheet presented and, if not otherwise apparent, the terms and manner of settlement.

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

Earnings per Share

Earnings per share (“EPS”) are the amount of earnings attributable to each share of common stock. For convenience, the term is used to refer to either earnings or loss per share. EPS is computed pursuant to section 260-10-45 of the FASB Accounting Standards Codification. Pursuant to ASC Paragraphs 260-10-45-10 through 260-10-45-16 Basic EPS shall be computed by dividing income available to common stockholders (the numerator) by the weighted-average number of common shares outstanding (the denominator) during the period. Income available to common stockholders shall be computed by deducting both the dividends declared in the period on preferred stock (whether or not paid) and the dividends accumulated for the period on cumulative preferred stock (whether or not earned) from income from continuing operations (if that amount appears in the income statement) and also from net income. The computation of diluted EPS is similar to the computation of basic EPS except that the denominator is increased to include the number of additional common shares that would have been outstanding if the dilutive potential common shares had been issued during the period to reflect the potential dilution that could occur from common shares issuable through contingent shares issuance arrangement, stock options or warrants.

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

There were no potentially dilutive common shares outstanding for the reporting periods ending June 30, 2017 and 2016.

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

Reclassifications

Certain reclassifications have been made to conform the prior period data to the current presentations. These reclassifications had no impact on reported results of operations.

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

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying financials at June 30, 2017 and 2016, the Company had an accumulated deficit of $87,649 and $104,278, respectively. The Company has a working capital deficit (total current liabilities exceeded total current assets) of $92,294 and $100,923, respectively. The Company’s cash balance and revenues generated are not currently sufficient and cannot be projected to cover its operating expenses for the next twelve months from the filing date of this report. These factors among others raise substantial doubt about the Company’s ability to continue as a going concern for a reasonable period of time.

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

Note 4 - Real Estate

As of June 30, 2017, real estate investment consisted of one commercial property located at 1784 Stanley Avenue, Dayton, Ohio, which was leased in February 2016.

Depreciation expense for the year ended June 30, 2017 and 2016 totaled $2,000 each.

Note 5 - Revenue from rental income

On February 1, 2016, the Company entered into an agreement with GSH, LLC. to lease the commercial property it owns at 1784 Stanley Avenue, Dayton, OH. The lease is for the initial term of 24 months. Rental income is recognized on a straight-line basis over the term of the lease.

On November 1, 2015, the Company entered into an agreement with Key-Ads, Inc. to lease the track of land to erect one 672 sq ft back to back digital advertising sign. The lease term is through October 31, 2018. This lease was contingent upon lessee securing all required governmental permits and licenses to allow the erection, maintenance and use of its sign for outdoor advertising purposes within 18 months of the execution date of the agreement. Rental income is recognized on a straight-line basis over the term of the lease. The lease became effective in the third quarter of fiscal 2017.

Note 6 - Note Payable

On June 1, 2014, the Company entered into a note payable with a third-party in the amount of $85,000. The note bears interest at 4% per annum with interest and principal due on June 1, 2016. Accrued interest totaled $10,489 and $7,089 for the reporting period ended June 30, 2017 and 2016, respectively. This note has been extended through January 1, 2017 and further extended through December 31, 2017.

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

A Director of the Company is also the real estate agent for the Company’s rental property.

Note 9 - Concentration

The Company operates in the Real Estate industry and owns one property in Dayton, Ohio.

Note 10 - Deferred Tax Assets and Income Tax Provision

Deferred Tax Assets

At June 30, 2017 and June 30, 2016, the Company had net operating loss (“NOL”) carry–forwards for Federal income tax purposes of approximately $87,000 and $103,000 that may be offset against future taxable income through 2037. No tax benefit has been recorded with respect to these net operating loss carry-forwards in the accompanying financial statements as the management of the Company believes that the realization of the Company’s net deferred tax assets of approximately $29,400 was not considered more likely than not and accordingly, the potential tax benefits of the net loss carry-forwards are offset by the full valuation allowance.

Deferred tax assets consist primarily of the tax effect of NOL carry-forwards. The Company has provided a full valuation allowance on the deferred tax assets because of the uncertainty regarding its realization. The valuation allowance decreased approximately $5,700 for the fiscal year ended June 30, 2017 and increased approximately $10,000 for the fiscal year ended June 30, 2016.

Components of deferred tax assets are as follows:

	June 30, 2017	June 30, 2016
Net deferred tax assets – Non-current:

Expected income tax benefit from NOL carry-forwards	$29,400	$35,100

Less valuation allowance	(29,400)	(35,100)

Deferred tax assets, net of valuation allowance	$-	$-

Income Tax Provision in the Statement of Operations

A reconciliation of the federal statutory income tax rate and the effective income tax rate as a percentage of income before income taxes is as follows:

	For the fiscal year ended June 30, 2017	For the fiscal year ended June 30, 2016

Federal statutory income tax rate	34.0%	34.0%

Increase (reduction) in income tax provision resulting from:

Net operating loss (“NOL”) carry-forwards	(34.0)	(34.0)

Effective income tax rate	0.0%	0.0%

Tax Returns Remaining subject to IRS Audits

The Company has not filed its corporation income tax return for the reporting period ended June 30, 2017. The Company’s corporation income tax returns for the reporting periods ended June 30, 2017, 2016 and 2015 will remain subject to audit under the statute of limitations by the Internal Revenue Service for a period of three (3) years from the date they are filed.

Ohio - Commercial Activity Tax (CAT)

The Commercial Activity Tax (CAT) is an annual tax imposed on the privilege of doing business in Ohio, measured by gross receipts from business activities in Ohio. Businesses with Ohio taxable gross receipts of $150,000.00 per calendar year are subject to the CAT tax. Such “taxable gross receipts”, include 1) gross rents and royalties from real property located in Ohio, and 2) gross receipts from the sale of real property located in Ohio. For calendar years 2006 and thereafter, the first $1 million in taxable gross receipts are taxed at $150, thereafter at a rate of 0.2600%. For tax years prior to December 31, 2013, there is an annual minimum tax (AMT) of $150.00. Since the Company has not had gross receipts for the periods ended June 30, 2017, 2016 and 2015, the CAT tax is not applicable to the Company for the periods indicated.

Note 11 - Subsequent Events

The Company has evaluated all events that occurred after the balance sheet date through the date when the financial statements were issued to determine if they must be reported. The Management of the Company determined that there were no reportable subsequent events to be disclosed.

