Form 10-Q
period 2017-09-30
First Priority Tax Solutions Inc.
filed 2017-11-17
CIK 1622408

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

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

As of November 15, 2017, there were 5,740,000 shares of the registrant’s common stock outstanding.

First Priority Tax Solutions Inc.

2

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

First Priority Tax Solutions Inc.

September 30, 2017 and 2016

First Priority Tax Solutions Inc.
Condensed Balance Sheets

	September 30, 2017	June 30, 2017
	(Unaudited)

Assets
Current Assets
Cash	$27,315	$17,329
Accounts receivable	-	2,722
Deferred rent asset	14,586	20,663
Prepaid expenses	-	100

Total current assets	41,901	40,814

Real Estate
Land	15,000	15,000
Building	60,000	60,000
Accumulated depreciation	(6,500)	(6,000)

Real estate, net	68,500	69,000

Total Assets	$110,401	$109,814

Liabilities and Stockholders' Deficit
Current Liabilities
Accrued expenses	$28,094	$38,108
Note payable	85,000	85,000
Note payable - related party	10,000	10,000

Total current liabilities	123,094	133,108

Non-current Liabilities
Lease deposits from customers	4,500	4,500

Total non-current liabilities	4,500	4,500

Total liabilities	127,594	137,608

Stockholders' Deficit
Preferred stock par value $0.000001: 8,000,000 shares authorized; none issued or outstanding	-	-
Common stock par value $0.000001: 92,000,000 shares authorized; 5,740,000 shares issued and outstanding	6	6
Additional paid-in capital	59,849	59,849
Accumulated deficit	(77,048)	(87,649)

Total Stockholders' Deficit	(17,193)	(27,794)

Total Liabilities and Stockholders' Deficit	$110,401	$109,814

See accompanying notes to the unaudited condensed financial statements.

First Priority Tax Solutions Inc.
Condensed Statements of Operations

	For the three months	For the three months
	ended	ended
	September 30, 2017	September 30, 2016
	(Unaudited)	(Unaudited)

Revenue	$27,348	$17,260

Cost of revenue	500	500

Gross margin	26,848	16,760

Operating Expenses
Professional fees	11,901	5,768
General and administrative	3,489	399

Total operating expenses	15,390	6,167

Income from Operations	11,458	10,593

Other (Income) Expense
Other income	-	(6,094)
Interest expense	857	857

Other (income) expense, net	857	(5,237)

Income before Income Tax Provision	10,601	15,830

Income Tax Provision	-	-

Net Income	$10,601	$15,830

Earnings per share
-Basic and Diluted	$0.00	$0.00

Weighted average common shares outstanding
-Basic and Diluted	5,740,000	5,740,000

See accompanying notes to the unaudited condensed financial statements.

First Priority Tax Solutions Inc.
Condensed Statements of Cash Flows

	For the three months	For the three months
	ended	ended
	September 30, 2017	September 30, 2016
	(Unaudited)	(Unaudited)

Cash Flows from Operating Activities
Net income	$10,601	$15,830
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	500	500
Changes in operating assets and liabilities:
Accounts receivable	2,723	(208)
Prepaid expenses	100	(100)
Deferred rent asset	6,077	(5,915)
Accrued expenses	(10,872)	(14,955)
Accrued interest	857	857

Net Cash Provided by (Used in) Operating Activities	9,986	(3,991)

Cash Flows from Investing Activitites
	-	-

Net cash used in investing activities	-	-

Cash Flows from Financing Activities
	-	-

Net Cash Provided by Financing Activities	-	-

Net Change in Cash	9,986	(3,991)

Cash - beginning of reporting period	17,329	8,675

Cash - end of reporting period	$27,315	$4,684

Supplemental disclosure of cash flow information:
Interest paid	$-	$-
Income tax paid	$-	$-

See accompanying notes to the unaudited condensed financial statements.

First Priority Tax Solutions Inc.

September 30, 2017

Notes to Condensed Unaudited Financial Statements

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

Basis of Presentation – Unaudited Interim Financial Information

The accompanying unaudited condensed interim financial statements and related notes have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information, and with the rules and regulations of the United States Securities and Exchange Commission (“SEC”) to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. The unaudited condensed interim financial statements furnished reflect all adjustments (consisting of normal recurring accruals) which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented. Interim results are not necessarily indicative of the results for the full year. These condensed unaudited interim financial statements should be read in conjunction with the financial statements of the Company for the reporting period ended June 30, 2017 and notes thereto contained in the Company’s Annual Report on Form 10-K filed with the SEC on August 23, 2017.

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

The financial statements shall include disclosures of material related party transactions, other than compensation arrangements, expense allowances, and other similar items in the ordinary course of business. The disclosures shall include: (a) the nature of the relationship(s) involved; (b) a description of the transactions, including transactions to which no amounts or nominal amounts were ascribed, for each of the periods for which income statements are presented, and such other information deemed necessary to an understanding of the effects of the transactions on the financial statements; (c) the dollar amounts of transactions for each of the periods for which income statements are presented and the effects of any change in the method of establishing the terms from that used in the preceding period; and (d) amounts due from or to related parties as of the date of each balance sheet presented and, if not otherwise apparent, the terms and manner of settlement.

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

There were no potentially dilutive common shares outstanding for the reporting periods ending September 30, 2017 and 2016.

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

Recently Issued Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) 2014-09, “Revenue from Contracts with Customers (Topic 606),” which supersedes the revenue recognition requirements in “Revenue Recognition (Topic 605).” This ASU requires an entity to recognize revenue when goods are transferred or services are provided to customers in an amount that reflects the consideration to which the entity expects to be entitled to in exchange for those goods or services. This ASU also requires disclosures enabling users of financial statements to understand the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. In August 2015, the FASB issued ASU 2015-14, “Revenue from Contracts with Customers (Topic 606), deferral of the Effective Date.” With the issuance of ASU 2015-14, the new revenue guidance ASU 2014-09 will be effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2018, using one of two prescribed retrospective methods. In April 2016, the FASB issued ASU 2016-10, “Revenue from Contracts with Customer (Topic 606), Identifying Performance Obligations and Licensing.” The guidance is applicable from the date of applicability of ASU 2014-09. This ASU finalizes the amendments to the guidance on the new revenue standard on the identification of performance obligations and accounting for licenses of intellectual property. In December 2016, the FASB issued ASU 2016-20, “Technical Corrections and Improvements (Topic 606)” which is applicable from the date of applicability of ASU 2014-09. This guidance provides optional exemptions from the disclosure requirement for remaining performance obligations for specific situations in which an entity need not estimate variable consideration to recognize revenue. In May 2016, FASB issued ASU No. 2016-12, “Narrow-Scope Improvements and Practical Expedients”. This amendment clarified certain aspects of Topic 606 and will be applicable from the date of applicability of ASU 2014-09. The Company is in process of evaluating the impact of the foregoing updates.

In February 2016, the FASB issued ASU No. 2016-02, “Leases (Topic 842)”. This new standard replaces the existing guidance on leases and requires the lessee to recognize a right-of-use asset and a lease liability for all leases with lease terms equal to or greater than twelve months. For finance leases, the lessee would recognize interest expense and amortization of the right-of-use asset, and for operating leases, the lessee would recognize total lease expense on a straight-line basis. This standard is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2018. Upon adoption, entities will be required to use a modified retrospective transition which provides for certain practical expedients. Entities are required to apply the new standard at the beginning of the earliest comparative period presented. Early adoption of this new standard is permitted. The Company is currently evaluating the effect this new standard will have on its consolidated financial statements and related disclosures. The Company does not expect the requirement to recognize a right-of-use asset and a lease liability for operating leases to have a material impact on the presentation of its consolidated statements of financial position.

Note 3 – Going Concern

The Company has elected to adopt early application of Accounting Standards Update No. 2014-15, “Presentation of Financial Statements—Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (“ASU 2014-15”).

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying financials at September 30, 2017 and June 30, 2017, the Company had an accumulated deficit of $77,048 and $87,649, respectively. The Company has a working capital deficit (total current liabilities exceeded total current assets) of $81,193 and $92,294, respectively. The Company’s cash balance and revenues generated are not currently sufficient and cannot be projected to cover its operating expenses for the next twelve months from the filing date of this report. These factors among others raise substantial doubt about the Company’s ability to continue as a going concern for a reasonable period of time.

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

Note 4 – Real Estate

As of September 30, 2017, real estate investment consisted of one commercial property located at 1784 Stanley Avenue, Dayton, Ohio, which was leased in February 2016.

Depreciation expense for the three months ended September 30, 2017 and 2016 totaled $500 each, respectively.

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

Note 6 - Note Payable

On June 1, 2014, the Company entered into a note payable with a third-party in the amount of $85,000. The note bears interest at 4% per annum with interest and principal due on June 1, 2016. Accrued interest totaled $11,346 and $10,489 for the reporting period ended September 30, 2017 and June 30, 2017, respectively. This note has been extended through January 1, 2017 and further extended through December 31, 2017.

Note 7 – Equity Transactions

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

Note 8 – Related Party Transactions

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

Note 10 – Deferred Tax Assets and Income Tax Provision

Deferred Tax Assets

At September 30, 2017 and June 30, 2017, the Company had net operating loss (“NOL”) carry–forwards for Federal income tax purposes of $76,059 and $86,660 that may be offset against future taxable income through 2037. No tax benefit has been recorded with respect to these net operating loss carry-forwards in the accompanying financial statements as the management of the Company believes that the realization of the Company’s net deferred tax assets of approximately $25,860 was not considered more likely than not and accordingly, the potential tax benefits of the net loss carry-forwards are offset by the full valuation allowance.

Deferred tax assets consist primarily of the tax effect of NOL carry-forwards. The Company has provided a full valuation allowance on the deferred tax assets because of the uncertainty regarding its realization. The valuation allowance decreased approximately $3,604 for the three months ended September 30, 2017 and $5,654 for the fiscal year ended June 30, 2017.

Components of deferred tax assets are as follows:

	September 30, 2017	June 30, 2017
Net deferred tax assets – Non-current:

Expected income tax benefit from NOL carry-forwards	$25,860	$29,464

Less valuation allowance	(25,860)	(29,464)

Deferred tax assets, net of valuation allowance	$-	$-

Income Tax Provision in the Statement of Operations

A reconciliation of the federal statutory income tax rate and the effective income tax rate as a percentage of income before income taxes is as follows:

	For the three months ended September 30, 2017	For the year ended June 30, 2017

Federal statutory income tax rate	34.0%	34.0%

Increase (reduction) in income tax provision resulting from:

Net operating loss (“NOL”) carry-forwards	(34.0)	(34.0)

Effective income tax rate	0.0%	0.0%

Tax Returns Remaining subject to IRS Audits

The Company has filed its corporation income tax return for the reporting period ended June 30, 2017. The Company's corporation income tax returns for the reporting periods ended June 30, 2017, 2016 and 2015 will remain subject to audit under the statute of limitations by the Internal Revenue Service for a period of three (3) years from the date they are filed.

Ohio - Commercial Activity Tax (CAT)

The Commercial Activity Tax (CAT) is an annual tax imposed on the privilege of doing business in Ohio, measured by gross receipts from business activities in Ohio. Businesses with Ohio taxable gross receipts of $150,000.00 per calendar year are subject to the CAT tax. Such "taxable gross receipts", include (1) gross rents and royalties from real property located in Ohio, and (2) gross receipts from the sale of real property located in Ohio. For calendar years 2006 and thereafter, the first $1 million in taxable gross receipts are taxed at $150, thereafter at a rate of 0.2600%. For tax years prior to December 31, 2013, there is an annual minimum tax (AMT) of $150.00. Since the Company has not had gross receipts for the periods ended June 30, 2017, 2016 and 2015, the CAT tax is not applicable to the Company for the periods indicated.

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

Our commercial property was vacant and being renovated through January 2016. In February 2016, we signed a two-year lease with a third party to occupy this site. Under the lease, the rent escalates for each six-month period, from $2,269 through month 6, $4,538 through month 12, $6,807 through month 18, and $9,400 through month 24. There is also a two-year renewal term, at a higher monthly rental rate. The property was purchased for $75,000, yet the value on the Montgomery County Property Database was $1,107,210. In March 2016, the Montgomery County Board of Pension re-assessed the fair market value of the property at $125,000 as of January 1, 2014.

We intend to expand our acquisitions to other select markets in nearby areas and states that fit our investment criteria as we continue to evaluate new investment opportunities in different markets. Our commercial property has been managed and improved from available cash.

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

Results of Operations for the Three Months Ended September 30, 2017 and 2016

Revenue

We recorded $27,348 and $17,260 in revenue for the three months ended September 30, 2017 and 2016, respectively, as a result of rent from our Dayton industrial property. We generated $17,260 from rental revenue and $10,088 in revenue from the billboard placed on the Dayton property land.

Cost of Revenue

We recorded $500 and $500 in total cost of revenue for the three months ended September 30, 2017 and 2016, respectively. For those periods, our costs of revenue consisted of depreciation costs of $500 for each year.

Gross Margin

We recorded $26,848 and $16,760 in gross margin (revenue minus cost of revenue) for the three months ended September 30, 2017 and 2016, respectively reflecting a 58.4% increase in revenue and no change in cost of revenue from the 2016 quarterly period to the 2017 period.

Operating Expenses

We recorded $15,390 and $6,167 in total operating expenses for the three months ended September 30, 2017 and 2016, respectively. For those periods, our operating expenses consisted of professional fees of $11,901 and $5,768, respectively, and general and administrative costs of $3,489 and $399, respectively.

Other (Income)/Expense

We recorded $0 in other income versus $(6,094) in other income for the three months ended September 30, 2017 and 2016, respectively. Other income in the 2017 period consisted of $(3,000) relating to the billboard placed on the Dayton property land and $(3,094) relating to tenant tax and insurance. Other expenses consisted of interest expense of $857 and $857, respectively, relating to accrued interest on our note payable to Holly1 LLC. The net decrease in other (income)/expense was attributed to reduction in miscellaneous other income that we were able to generate on an irregular basis.

Liquidity and Capital Resources

The financial statements included in this quarterly report have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the financial statements at September 30, 2017 and June 30, 2017, we had an accumulated deficit of $77,048 and $87,649, respectively. We had a working capital deficit (total current liabilities exceeded total current assets) of $81,193 and $92,294, respectively. Our cash balance and revenues generated are not currently sufficient and cannot be projected to cover our operating expenses for the next 12 months from the filing date of this report. These factors among others raise substantial doubt about our ability to continue as a going concern for a reasonable period of time.

As of September 30, 2017, we had $27,315 in cash and a working capital deficit of $81,193. As of June 30, 2017, we had cash of $17,329 and a working capital deficit of $92,294.

Net cash provided by our operating activities for the three months ended September 30, 2017 totaled $9,986, compared to net cash used in our operations for the three months ended September 30, 2016 of $3,991. The change in cash used was due primarily to a lower loss and higher net income for the three months ended September 30, 2017 as compared to three months ended September 30, 2016.

Net cash flows used in investing activities for the three months ended September 30, 2017 and 2016 were $0.

Cash flows provided in financing activities was $0 for the three months ended September 30, 2017 and 2016.

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

We have embarked upon an effort to become a public company and, by doing so, have incurred and will continue to incur additional significant expenses for legal, accounting and related services. We will incur ongoing expenses associated with professional fees for accounting, legal and a host of other expenses for annual reports and proxy statements. We estimate that these costs will range up to $50,000 per year for the next few years and will be higher if our business volume and activity increases but lower during the first year of being public because our overall business volume will be lower, and we will not yet be subject to the requirements of Section 404 of the Sarbanes Oxley Act of 2002. These obligations will reduce our ability and resources to fund other aspects of our business. We hope to be able to use our status as a public company to increase our ability to use noncash means of settling obligations and compensate vendors and professionals who provide products and services to us, although there can be no assurance that we will be successful in any of those efforts.

There are no current plans to seek private investment. We do not have any current plans to raise funds through the sale of securities. We hope to be able to use our status as a public company to enable us to use noncash means of settling obligations and compensate persons and/or firms providing services or products to us, although there can be no assurance that we will be successful in any of those efforts. We believe that the perception that many people have of a public company make it more likely that they will accept restricted securities from a public company as consideration for indebtedness to them than they would from a private company. We have not performed any studies of this matter. Our conclusion is based on our own beliefs. Issuing shares of our common stock to such persons instead of paying cash to them would increase our chances to expand our business. To date, we have not identified any obligations that we may seek to settle in this manner nor have we identified any vendors, professionals or other creditors that we may approach with this idea. Having shares of our common stock may also give persons a greater feeling of identity with us which may result in referrals. However, these actions, if successful, will result in dilution of the ownership interests of existing stockholders, may further dilute common stock book value, and that dilution may be material. Such issuances may also serve to enhance existing management’s ability to maintain control of our company because the shares may be issued to parties or entities committed to supporting existing management.

On June 1, 2014, we issued a note to Holly1 LLC, an unaffiliated third party, in the amount of $85,000 to fund the purchase of our light industrial facility in Dayton, Ohio. The note bears interest at 4% per annum with the entire outstanding principal amount of the note, together with accrued interest, due and payable on June 1, 2016, as extended through January 1, 2017 and further extended through December 31, 2017, and is an unsecured obligation. Accrued interest totaled $857 as of September 30, 2017 and September 30, 2016. Holly1 LLC is an existing investment vehicle of Rebecca McKinnon, a business acquaintance of management who is not affiliated with our company.

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

Recent Accounting Pronouncements

Management does not believe that any recently issued, but not yet effective accounting pronouncements, when adopted, will have a material effect on the accompanying financial statements. See Note 2 of Notes to Condensed Unaudited Financial Statements - Significant and Critical Accounting Policies and Practices.

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

(b) Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the first quarter of fiscal 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

As of the date hereof, there are no pending legal proceedings to which we are a party or of which any of our property is the subject.

Item 1A. Risk Factors.

Not required.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

There were no unregistered sales of equity in the quarter ended September 30, 2017.

Item 3. Defaults Upon Senior Securities.

There has been no default in the payment of principal, interest, sinking or purchase fund installment, or any other material default, with respect to any indebtedness of our Company.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibits required by Item 601 of Regulation S-K:

Number	Description

3.1	Certificate of Incorporation of First Priority Tax Solutions Inc. (1)
3.2	By-Laws of First Priority Tax Solutions Inc. (1)
31.1	Certification of Principal Executive Officer and Principal Financial Officer required by Rule 13a-14(a).
32.1	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase.
101.LAB	XBRL Taxonomy Extension Label Linkbase.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase.
101.DEF	XBRL Taxonomy Extension Definition Document
________________

(1)	Incorporated by reference to the exhibits included with Registration Statement on Form S-11 (No. 333-199336), declared effective by the U.S. Securities and Exchange Commission on February 5, 2015.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIRST PRIORITY TAX SOLUTIONS INC.

Date: November 16, 2017	By:	/s/ Michael Heitz
Michael Heitz
President and Chairman of the Board (principal executive officer and principal financial and accounting officer)

