Form 10-Q
period 2017-12-31
First Priority Tax Solutions Inc.
filed 2018-02-21
CIK 1622408

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2017

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________

Commission file number: 333-199336

First Priority Tax Solutions Inc.
(Exact Name of Registrant as Specified in Its Charter)

Delaware	46-5250836
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

329 S. Oyster Bay Road, Plainview, NY 11803

(Address of Principal Executive Offices) (Zip Code)

(315) 274-1520

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

As of February 20, 2017, there were 5,740,000 shares of the registrant’s common stock outstanding.

First Priority Tax Solutions Inc.

2

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

First Priority Tax Solutions Inc.

December 31, 2017 and 2016

First Priority Tax Solutions Inc.
Condensed Balance Sheets

	December 31, 2017	June 30, 2017
ASSETS

TOTAL ASSETS	$-	$-

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Net liabilities of discontinued operations	$-	$27,794

Total Liabilities	-	27,794

Stockholders’ Deficit
Preferred stock par value $0.000001: 8,000,000 shares authorized, none issued and outstanding	-	-
Common stock par value $0.000001: 92,000,000 shares authorized, 5,740,000 shares issued and outstanding	6	6
Additional paid-in capital	76,027	59,849
Accumulated deficit	(205,463)	(178,641)
Retained earnings from discontinued operations	129,430	90,992
Total Stockholders’ Deficit	-	(27,794)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$-	$-

See accompanying notes to the unaudited condensed financial statements.

First Priority Tax Solutions Inc.
Condensed Statements of Operations

	Three Months Ended		Six Months Ended
	December31,		December 31,
	2017	2016	2017	2016

OPERATING EXPENSES
Professional fees	$9,570	$11,833	$21,471	$17,601
General and administrative	1,005	379	4,494	778
Total Operating Expenses	10,575	12,212	25,965	18,379

OTHER EXPENSES
Interest expense	-	(857)	(857)	(1,714)
	-	(857)	(857)	(1,714)

NET LOSS FROM CONTINUED OPERATIONS before Income Tax Provision	(10,575)	(13,069)	(26,822)	(20,093)

Income Tax Provision	-	-	-	-
NET LOSS FROM CONTINUED OPERATIONS	(10,575)	(13,069)	(26,822)	(20,093)

NET INCOME FROM DISCONTINUED OPERATIONS	11,590	19,854	38,438	42,709

NET INCOME	1,015	6,785	11,616	22,616

LOSS FROM CONTINUED OPERATIONS PER SHARE: BASIC AND DILUTED	$(0.00)	$(0.00)	$(0.00)	$(0.00)
INCOME FROM DISCONTINUED OPERATIONS PER SHARE: BASIC AND DILUTED	$0.00	$0.00	$0.01	$0.01

NET INCOME PER SHARE: BASIC AND DILUTED	$0.00	$0.00	$0.00	$0.00
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC AND DILUTED	5,740,000	5,740,000	5,740,000	5,740,000

See accompanying notes to the unaudited condensed financial statements.

First Priority Tax Solutions Inc.
Condensed Statements of Cash Flows

	Six Months Ended
	December 31,
	2017	2016

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss from continuing operations	$(26,822)	$(20,093)
Net income from discontinued operations	38,438	42,709
Changes in operating assets and liabilities:
Change in Assets (Liabilities) from discontinued operations	(28,945)	(24,590)
Net cash used in operating activities	(17,329)	(1,974)

Net decrease in cash and cash equivalents	(17,329)	(1,974)
Cash and cash equivalents - beginning of period	17,329	8,675
Cash and cash equivalents - end of period	$-	$6,701

Supplemental Cash Flow Disclosures
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

See accompanying notes to the unaudited condensed financial statements.

First Priority Tax Solutions Inc.

December 31, 2017

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

On December 31, 2017, the Company modified its business plan, and therefore the Company has classified all transactions and balances prior to the modification of the business plan as Discontinued Operations in the financial statements.

Fiscal Year End

The Company elected June 30th as its fiscal year end date upon its formation.

Change of Control

On December 1, 2017, as a result of a private transaction, the control block of voting stock of the Company, represented by 4,000,000 shares of common stock (representing approximately 70% of issued and outstanding common shares of the Company), has been transferred from its Chief Executive Officer to an unaffiliated corporation, and a change of control of the Company has occurred. Upon the change of control of the Company, the existing directors and officers resigned immediately and the Company has appointed a new director and officer. The Company entered into an agreement to transfer to its primary shareholder all of its assets and liabilities which include real estate properties for generating rental income and liabilities consists of vendor payables and notes payable.

Currently, the Company is seeking for new business opportunities with established business entities for merger with or acquisition of a target business.

Discontinued Operations

On December 1, 2017, as a result of the change of control of the Company, the Company transferred all of its assets and liabilities to its primary shareholder. Please refer to Note 4 and 5.

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

Cash Equivalents

For the purpose of the accompanying financial statements, all highly liquid investments with a maturity of six months or less are considered to be cash equivalents.

Real Estate

Effective December 1, 2017, Real Estate reflected on the balance sheet was transferred to the principal shareholder of the Company.

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

There were no potentially dilutive common shares outstanding for the reporting periods ending December 31, 2017 and June 30, 2017.

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

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying financials at December 31, 2017 and June 30, 2017, the Company had an accumulated deficit of $205,463 and $178,641 of continuing operations, respectively, and retained earnings of $129,430 and $90,992 of discontinued operations, as of December 31, 2017, and June 30, 2017, respectively. The Company has a working capital deficit (total current liabilities exceeded total current assets) of $0 and $27,794, respectively. The Company’s cash balance and revenues generated are not currently sufficient and cannot be projected to cover its operating expenses for the next twelve months from the filing date of this report. These factors among others raise substantial doubt about the Company’s ability to continue as a going concern for a reasonable period of time.

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

Note 4 – Disposal of Net Liabilities

On December 1, 2017, as a result of the change of control of the Company, the Company transferred all of its assets and liabilities to its primary shareholder summarized as follows:

Net Liabilities Disposition
Deferred rent asset	$7,293
Due from shareholders	39,657
Building, net	53,000
Land	15,000
Bank indebtedness	(942)
Accrued expenses	(19,340)
Accrued Interest	(11,346)
Lease deposits from customers	(4,500)
Note payable	(85,000)
Note payable - related party	(10,000)
$(16,178)

Note 5 – Discontinued Operations

On December 1, 2017, as a result of the change of control of the Company, the Company transferred to its primary shareholder all of its assets and liabilities which include real estate properties for generating rental income.

The sales of net liabilities qualified as a discontinued operation of the Company and accordingly, the Company has excluded results of the operations from its Condensed Statements of Operations to present the revenue and cost of revenue from the real estate activity in discontinued operations.

The following table shows the results of operations of the rental property operations for six months and three months ended December 31, 2017 and 2016 which are included in the net income from discontinued operations:

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2017	2016	2017	2016

Revenue	$11,507	$17,260	$38,855	$34,520
Cost of Revenue	500	500	1,000	1,000
GROSS PROFIT	11,007	16,760	37,855	33,520

OTHER INCOME
Other Income	583	3,094	583	9,189
	583	3,094	583	9,189

Net Income before Income Tax Provision	11,590	19,854	38,438	42,709

Income Tax Provision	-	-	-	-

NET INCOME FROM DISCONTINUED OPERATIONS	$11,590	$19,854	$38,438	$42,709

Note 6 – Real Estate

As of December 31, 2017 no real estate is reflected on the financial statements. All real estate assets, consisting of one commercial property located at 1784 Stanley Avenue, Dayton, Ohio, were transferred to the primary shareholder of the Company, in exchange for the assumption of the liability due to a related party, on December 1, 2017.

Note 7 - Revenue from rental income

On February 1, 2016, the Company entered into an agreement with GSH, LLC. to lease the commercial property it owned at 1784 Stanley Avenue, Dayton, OH. The lease was for the initial term of 24 months. Rental income was recognized on a straight-line basis over the term of the lease.

On November 1, 2015, the Company entered into an agreement with Key-Ads, Inc. to lease the track of land to erect one 672 sq ft back to back digital advertising sign. The lease term was through October 31, 2114. Rental income was recognized on a straight-line basis over the term of the lease.

On December 1, 2017, our building was transferred to our primary shareholder in exchange for assumption of the debt associated with the purchase of the building. As a result, all real estate activity has been reclassed to discontinued operations.

Note 8 - Note Payable

On June 1, 2014, the Company entered into a note payable with a third-party in the amount of $85,000. The note bears interest at 4% per annum with interest and principal due on June 1, 2016. Accrued interest totaled $11,346 and $10,489 for the reporting period ended December 31, 2017 and June 30, 2017, respectively. This note has been extended through January 1, 2017 and further extended through December 31, 2017. This note was transferred upon change in ownership of the Company, effective December 1, 2017.

Note 9 – Equity Transactions

Shares Authorized

Upon formation, the total number of shares of all classes of stock which the Company is authorized to issue is Ninety Two Million (92,000,000) shares of Common Stock, par value $0.000001 per share, and Eight Million (8,000,000) shares of Preferred Stock, par value $0.000001 per share.

Common Stock

On March 31, 2014, upon formation, the Company issued an aggregate of 4,000,000 shares of the newly formed corporation’s common stock to its then Chief Executive Officer at the par value of $0.000001 per share or $4 for compensation.

From March 31, 2014 through June 30, 2014, the Company authorized the issuance of 1,740,000 shares of its common stock for cash at $0.02 per share for a total of $36,951.

In June 2014, the Company’s then president paid $14,000 in legal expenses for the Company which has been treated as a contribution to capital.

Note 10 – Related Party Transactions

On October 19, 2015, the Company entered into a related party note payable in the amount of $10,000. The note bears no interest, and principal is due on October 19, 2017. The $10,000 was transferred upon change in ownership of the Company on December 1, 2017.

Note 11 – Subsequent Events

The Company has evaluated all events that occurred after the balance sheet date through the date when the financial statements were issued to determine if they must be reported. Other than those transactions reported on the Company’s Form 8-K filed as of December 6, 2017, the Management of the Company determined that there were no reportable subsequent events to be disclosed.

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

Company Overview

Overview

We have been engaged in the business of acquiring, developing, managing and selling residential and commercial income-producing properties in the Cincinnati and Dayton, Ohio metropolitan areas. Our revenue has primarily resulted from rental income from the tenants occupying the properties we acquire and from the proceeds of property sales.

Since starting our business in March 2014, the Company has only acquired one light industrial facility in Dayton, Ohio.

Our commercial property was vacant and being renovated through January 2016. In February 2016, we signed a two-year lease with a third party to occupy this site. Under the lease, the rent escalates for each six-month period, from $2,269 through month 6, $4,538 through month 12, $6,807 through month 18, and $9,400 through month 24. There is also a two-year renewal term, at a higher monthly rental rate. As a result, all real estate activity has been reclassed to discontinued operations.

On December 1, 2017, our building was transferred to our primary shareholder in exchange for assumption of the debt associated with the purchase of the building.

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

Results of Operations for the Three months Ended December 31, 2017 and 2016

Revenue

We recorded $0 and $0 in revenue in continuing operations for the three months ended December 31, 2017 and 2016, respectively.

Cost of Revenue

We recorded $0 and $0 in total cost of revenue in continuing operations for the three months ended December 31, 2017 and 2016, respectively.

Gross Profit

We recorded $0 and $0 in gross profit (revenue minus cost of revenue) in continuing operations for the three months ended December 31, 2017 and 2016, respectively.

Operating Expenses

We recorded $10,575 and $12,212 of operating expenses in continuing operations for the three months ended December 31, 2017 and 2016, respectively.

Other Expenses

We recorded $0 and $857 of other expenses in continuing operations for the three months ended December 31, 2017 and 2016, respectively.

Discontinued Operations

We recorded $11,590 and $19,854 in total net income from discontinued operations for the three months ended December 31, 2017 and 2016, respectively.

Results of Operations for the Six months Ended December 31, 2017 and 2016

Revenue

We recorded $0 and $0 in revenue in continuing operations for the six months ended December 31, 2017 and 2016, respectively.

Cost of Revenue

We recorded $0 and $0 in total cost of revenue in continuing operations for the six months ended December 31, 2017 and 2016, respectively.

Gross Profit

We recorded $0 and $0 in gross profit (revenue minus cost of revenue) in continuing operations for the six months ended December 31, 2017 and 2016, respectively.

Operating Expenses

We recorded $25,965 and $18,379 of operating expenses in continuing operations for the six months ended December 31, 2017 and 2016, respectively.

Other Expenses

We recorded $857 and $1,714 of other expenses in continuing operations for the six months ended December 31, 2017 and 2016, respectively.

Discontinued Operations

We recorded $38,438 and $42,709 in total net income from discontinued operations for the six months ended December 31, 2017 and 2016, respectively.

Liquidity and Capital Resources

The financial statements included in this quarterly report have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the financial statements at December 31, 2017 and June 30, 2017, we had an accumulated deficit of $205,463 and $178,641 of continuing operations, respectively, and retained earnings of $129,430 and $90,992 of discontinued operations, as of December 31, 2017, and June 30, 2017, respectively. We had a working capital deficit (total current liabilities exceeded total current assets) of $0 and $27,794, respectively. Our cash balance and revenues generated are not currently sufficient and cannot be projected to cover our operating expenses for the next 12 months from the filing date of this report. These factors among others raise substantial doubt about our ability to continue as a going concern for a reasonable period of time.

As of December 31, 2017, we had $0 in cash and a working capital deficit of $0. As of June 30, 2017, we had cash from continuing operations of $0 and a working capital deficit of $27,794.

Net cash used by our operating activities for the six months ended December 31, 2017 totaled $17,329, compared to net cash used in our operations for the six months ended December 31, 2016 of $1,974. The change in cash used was due primarily to an increase in net loss from continuing operations, offset by an increase in net income from discontinued operations, and an increase in change in assets and liabilities form discontinued operations.

Net cash flows used in investing activities for the six months ended December 31, 2017 and 2016 were $0.

Cash flows provided by financing activities were $0 for the six months ended December 31, 2017 and 2016.

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

On June 1, 2014, we issued a note to Holly1 LLC, an unaffiliated third party, in the amount of $85,000 to fund the purchase of our light industrial facility in Dayton, Ohio. The note bears interest at 4% per annum with the entire outstanding principal amount of the note, together with accrued interest, due and payable on June 1, 2016, as extended through January 1, 2017 and further extended through December 31, 2017, and is an unsecured obligation. Holly1 LLC is an existing investment vehicle of Rebecca McKinnon, a business acquaintance of management who is not affiliated with our company. Effective as of December 1, 2017, the Holly 1 LLC note was assumed by the Company’s principal shareholder in exchange for the real estate assets of the Company.

On October 19, 2015, the Company entered into a related party note payable in the amount of $10,000. The note bears no interest, and principal is due on October 19, 2017. The $10,000 was transferred upon change in ownership of the Company on December 1, 2017.

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

There were no unregistered sales of equity in the quarter ended December 31, 2017.

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

FIRST PRIORITY TAX SOLUTIONS INC.

Date: February 20, 2018	By:	/s/ Hooi Chee Voon
Hooi Chee Voon
President and Chairman of the Board (principal executive officer and principal financial and accounting officer)

