Form 10-Q
period 2018-03-31
First Priority Tax Solutions Inc.
filed 2018-05-18
CIK 1622408

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

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

As of May 14, 2018, there were 5,760,000 shares of the registrant’s common stock outstanding.

First Priority Tax Solutions Inc.

2

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

First Priority Tax Solutions Inc.

First Priority Tax Solutions Inc.
Condensed Balance Sheets

	March 31, 2018	June 30, 2017
	(Unaudited)
ASSETS
Current Assets
Cash	$-	$17,329
Prepaid expenses	448	-
Total Current Assets	448	17,329

TOTAL ASSETS	$448	$17,329

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts payable and accrued liabilities	$5,583	$-
Due to shareholder	6,156	-
Net liabilities of discontinued operations	-	45,123

Total Liabilities	11,739	45,123

Stockholders’ Deficit
Preferred stock par value $0.000001: 8,000,000 shares authorized, none issued and outstanding	-	-
Common stock par value $0.000001: 92,000,000 shares authorized, 5,740,000 shares issued and outstanding	6	6
Additional paid-in capital	76,027	59,849
Accumulated deficit	(213,610)	(178,641)
Retained earnings from discontinued operations	126, 286	90,992
Total Stockholders’ Deficit	(11,291)	(27,794)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$448	$17,329

See accompanying notes to the unaudited condensed financial statements.

First Priority Tax Solutions Inc.
Unaudited Condensed Statements of Operations

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2018	2017	2018	2017

OPERATING EXPENSES
Professional fees	$11,291	$9,772	$32,762	$27,373
General and administrative	-	485	1,350	1,263
Total Operating Expenses	11,291	10,257	34,112	28,636

OTHER EXPENSES
Interest expense	-	(838)	(857)	(2,552)
	-	(838)	(857)	(2,552)

NET LOSS FROM CONTINUED OPERATIONS before Income Taxes	(11,291)	(11,095)	(34,969)	(31,188)

Income Taxes	-	-	-	-
NET LOSS FROM CONTINUED OPERATIONS	(11,291)	(11,095)	(34,969)	(31,188)

NET INCOME FROM DISCONTINUED OPERATIONS	-	19,729	35,294	62,438

NET INCOME (LOSS)	$(11,291)	$8,634	$325	$31,250

LOSS FROM CONTINUED OPERATIONS PER SHARE: BASIC AND DILUTED	$(0.00)	$(0.00)	$(0.01)	$(0.01)
INCOME FROM DISCONTINUED OPERATIONS PER SHARE: BASIC AND DILUTED	$-	$0.00	$0.01	$0.01

NET INCOME PER SHARE: BASIC AND DILUTED	$(0.00)	$0.00	$0.00	$0.01
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC AND DILUTED	5,740,000	5,740,000	5,740,000	5,740,000

See accompanying notes to the unaudited condensed financial statements.

First Priority Tax Solutions Inc.
Unaudited Condensed Statements of Cash Flows

	Nine Months Ended
	March 31,
	2018	2017

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss from continuing operations	$(34,969)	$(31,188)
Net income from discontinued operations	35,294	62,438
Changes in operating assets and liabilities:
Change in Assets (Liabilities) from discontinued operations	(28,945)	(32,343)
Prepaid expenses	(448)	-
Accounts payable and accrued liabilities	5,583	-
Net cash used in operating activities	(23,485)	(1,093)

CASH FLOWS FROM FINANCING ACTIVITIES
Due to a shareholder	6,156	-
Net cash provided by financing activities	6,156	-

Net decrease in cash and cash equivalents	(17,329)	(1,093)
Cash and cash equivalents - beginning of period	17,329	8,675
Cash and cash equivalents - end of period	$-	$7,582

Supplemental Cash Flow Disclosures
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

See accompanying notes to the unaudited condensed financial statements.

First Priority Tax Solutions Inc.

March 31, 2018

Notes to Unaudited Condensed Financial Statements

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

On December 1, 2017, the Company modified its business plan, and therefore the Company has classified all transactions and balances prior to the modification of the business plan as Discontinued Operations in the financial statements.

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

There were no potentially dilutive common shares outstanding for the reporting periods ending March 31, 2018 and June 30, 2017.

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

Note 3 – Going Concern

The Company has elected to adopt early application of Accounting Standards Update No. 2014-15, ”Presentation of Financial Statements—Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (“ASU 2014-15”).

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying financials at March 31, 2018 and June 30, 2017, the Company had an accumulated deficit of $213,610 and $178,641 of continuing operations, respectively, and retained earnings of $126,286 and $90,992 from discontinued operations, as of March 31, 2018, and June 30, 2017, respectively. The Company has a working capital deficit (total current liabilities exceeded total current assets) of $11,291 and $27,794, at March 31, 2018 and June 30, 2017, respectively. The Company’s cash balance and revenues generated are not currently sufficient and cannot be projected to cover its operating expenses for the next twelve months from the filing date of this report. These factors among others raise substantial doubt about the Company’s ability to continue as a going concern for a reasonable period of time.

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

The following table shows the results of operations of the rental property operations for nine months and three months ended March 31, 2018 and 2017 which are included in the net income from discontinued operations:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2018	2017	2018	2017

Revenue	$-	$17,260	$38,855	$51,780
Cost of Revenue	-	500	1,000	1,500
GROSS PROFIT	-	16,760	37,855	50,280

OTHER INCOME (EXPENSE)
Other Income	-	2,969	583	12,158
Bad debt expense	-	-	(3,144)	-
	-	2,969	(2,561)	12,158

Net Income before Income Tax Provision	-	19,729	35,294	62,438

Income Tax Provision	-	-	-	-

NET INCOME FROM DISCONTINUED OPERATIONS	$-	$19,729	$35,294	$62,438

Note 6 – Equity Transactions

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

As of March 31, 2018 and June 30, 2017, the issued and outstanding common stock was 5,740,000 shares and 5,740,000 shares, respectively.

Note 7 – Related Party Transactions

During the three months ended March 31, 2018, the shareholder of the Company has made $6,156 payment for paying off operating expenses on behalf of the Company. As of March 31, 2018, the amount due to the shareholder was $6,156.

Note 8 – Subsequent Events

Management has evaluated subsequent events through the date these unaudited condensed financial statements were available to be issued. Based on our evaluation no other material events have occurred that require disclosure, other than stated below.

On May 8, 2018, we entered into a Capital Contribution Agreement with our principal shareholder, Silverlight International Limited. Under the terms of the Capital Contribution Agreement, Silverlight contributed the assets of Zshoppers.com, an electronics and general products ecommerce website, valued at $100,000 to the Company, in exchange for the issuance of an additional 20,000 shares to Silverlight at $5 per share. The assets contributed to our Company consist of all assets used in the operation of the Zshoppers.com business, including, but not limited to Zshoppers domain names, social media accounts and email lists. In connection with the capital contribution, our Company will pay the former owner of Zshoppers.com 25% profit share for one year from the date of acquisition, plus $1,000 per month for the Payment Period.

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

Matters That May or Are Currently Affecting Our Business

The main challenges and trends that could affect or are affecting our financial results include:

•	a failure by any tenant to make rental payments to us, and our ability to renew leases, lease vacant space or re-lease space as leases expire, because we depend on rental income;

•	a downturn in residential and commercial markets in the geographic areas in which we operate, so as to cause our properties to be vacant for long periods of time; and

•	our ability to raise significant financing to acquire additional properties, which we anticipate may be easier as a public company

Results of Operations for the Three months Ended March 31, 2018 and 2017

	Three Months Ended
	March 31, 2018	March 31, 2017	Change	%
Professional fees	$11,291	$9,772	$1,519	16%
General and administrative	-	485	(485)	-100%
Interest expense	-	838	(838)	-100%
Net loss	$11,291	$11,095	$196	2%

Revenue

We recorded $0 and $0 in revenue in continuing operations for the three months ended March 31, 2018 and 2017, respectively.

Cost of Revenue

We recorded $0 and $0 in total cost of revenue in continuing operations for the three months ended March 31, 2018 and 2017, respectively.

Gross Profit

We recorded $0 and $0 in gross profit (revenue minus cost of revenue) in continuing operations for the three months ended March 31, 2018 and 2017, respectively.

Operating Expenses

We recorded $11,291 and $10,257 of operating expenses in continuing operations for the three months ended March 31, 2018 and 2017, respectively.

Other Expenses

We recorded $0 and $838 of other expenses in continuing operations for the three months ended March 31, 2018 and 2017, respectively.

Discontinued Operations

We recorded $0 and $19,729 in total net income from discontinued operations for the three months ended March 31, 2018 and 2017, respectively.

Results of Operations for the Nine months Ended March 31, 2018 and 2017

	Nine Months Ended
	March 31, 2018	March 31, 2017	Change	%
Professional fees	$32,762	$27,373	$5,389	20%
General and administrative	1,350	1,263	87	7%
Interest expense	857	2,552	(1,695)	-66%
Net loss	$34,969	$31,188	$3,851	12%

Revenue

We recorded $0 and $0 in revenue in continuing operations for the nine months ended March 31, 2018 and 2017, respectively.

Cost of Revenue

We recorded $0 and $0 in total cost of revenue in continuing operations for the nine months ended March 31, 2018 and 2017, respectively.

Gross Profit

We recorded $0 and $0 in gross profit (revenue minus cost of revenue) in continuing operations for the nine months ended March 31, 2018 and 2017 respectively.

Operating Expenses

We recorded 34,112 and $28,636 of operating expenses in continuing operations for the nine months ended March 31, 2018 and 2017, respectively.

Other Expenses

We recorded $857 and $2,552 of other expenses in continuing operations for the nine months ended March 31, 2018 and 2017, respectively.

Discontinued Operations

We recorded $35,294 and $62,438 in total net income from discontinued operations for the nine months ended March 31, 2018 and 2017, respectively.

Liquidity and Capital Resources

Working Capital

	March 31, 2018	June 30, 2017	Change	%
Current Assets	$448	$17,329	$(16,881)	-97%
Current Liabilities	$11,739	$45,123	$(33,384)	-74%
Working Capital (Deficit)	$(11,291)	$(27,794)	$16,503	-59%

Cash Flows
	Nine Months Ended
	March 31, 2018	March 31, 2017
Cash Flows used in Operating Activities	$(23,485)	$(1,093)
Cash Flows provided by Financing Activities	6,156	-
Net Decrease in Cash During Period	$(17,329)	$(1,093)

The financial statements included in this quarterly report have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the financial statements at March 31, 2018 and June 30, 2017, we had an accumulated deficit of $213,610 and $178,641 of continuing operations, respectively, and retained earnings of $126,286 and $90,992 from discontinued operations, as of March 31, 2018, and June 30, 2017, respectively. We had a working capital deficit (total current liabilities exceeded total current assets) of $11,291 and $27,794, at March 31, 2018 and June 30, 2017, respectively. Our cash balance and revenues generated are not currently sufficient and cannot be projected to cover our operating expenses for the next 12 months from the filing date of this report. These factors among others raise substantial doubt about our ability to continue as a going concern for a reasonable period of time.

As of March 31, 2018 we had $0 in cash and a working capital deficit of $11,291. As of June 30, 2017, we had cash from continuing operations of $17,329 and a working capital deficit of $27,794.

Net cash used by our operating activities for the nine months ended March 31, 2018 totaled $23,485, compared to net cash used in our operations for the nine months ended March 31, 2017 of $1,093. The change in cash used was due primarily to an increase in net loss from continuing operations, offset by a decrease in net income from discontinued operations, a decrease in change in assets and liabilities form discontinued operations, a decrease in prepaid expenses and an increase in accounts payable and accrued liabilities.

Net cash provided by financing activities was $6,156 for the nine months ended March 31, 2018 from payment made by the shareholder to vendors on behalf of the Company. Net cash provided by financing activities was $0 for the nine months ended March 31, 2017.

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

There were no unregistered sales of equity in the quarter ended March 31, 2018.

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

__________

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

FIRST PRIORITY TAX SOLUTIONS INC.

Date: May 18, 2018	By:	/s/ Hooi Chee Voon
Hooi Chee Voon
President and Chairman of the Board (principal executive officer and principal financial and accounting officer)

