Form 10-K
period 2018-06-30
First Priority Tax Solutions Inc.
filed 2018-10-11
CIK 1622408

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2018

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from [   ] to [   ]

Commission file number 333-199336

First Priority Tax Solutions Inc.
(Exact name of registrant as specified in its charter)

Delaware	46-5250836
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

329 S. Oyster Bay Road, Plainview, NY	11803
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (315) 274-1520

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange On Which Registered
N/A	N/A

Securities registered pursuant to Section 12(g) of the Act:

N/A

(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act Yes ☒ No ☐

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the last 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-K (§229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐		Accelerated filer	☐
Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☒
			Emerging Growth Company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of Common Stock held by non-affiliates of the Registrant on December 31, 2017, was $3,045,000 based on a $1.75 average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of the latest practicable date.

5,760,000 common shares as of October 10, 2018.

DOCUMENTS INCORPORATED BY REFERENCE

None.

PART I

Item 1. Business

Forward Looking Statements

This annual report contains forward-looking statements. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may”, “should”, “expects”, “plans”, “anticipates”, “believes”, “estimates”, “predicts”, “potential” or “continue” or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled “Risk Factors” that may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

Our consolidated financial statements are stated in United States Dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles.

In this annual report, unless otherwise specified, all dollar amounts are expressed in United States dollars and all references to “common shares” refer to the common shares in our capital stock.

As used in this current report and unless otherwise indicated, the terms “we”, “us” and “our” mean First Tax Priority Solutions, Inc., unless otherwise indicated.

General Overview

Our company was incorporated in the State of Delaware on March 31, 2014. From inception to December 1, 2017, we were in the business of acquiring, developing, managing and selling residential and commercial income-producing properties in the Cincinnati and Dayton, Ohio metropolitan areas. Our revenue primarily resulted from rental income from the tenants occupying the properties we acquire and from the proceeds of property sales. Since starting our business in March 2014, the Company has only acquired one light industrial facility in Dayton, Ohio. All real estate activity has been reclassed to discontinued operations. On December 1, 2017, our building was transferred to our primary shareholder in exchange for assumption of the debt associated with the purchase of the building.

On December 1, 2017, we underwent a change of control and discontinued our real estate business.

On May 8, 2018, we entered into a Capital Contribution Agreement (the “Capital Contribution Agreement”) with our principal shareholder, Silverlight International Limited (“Silverlight”). Under the terms of the Capital Contribution Agreement, Silverlight contributed the assets of Zshoppers.com, an electronics and general products ecommerce website, to our company, in exchange for the issuance of an additional 20,000 shares to Silverlight. To determine the number of shares received by Silverlight in connection with such contribution, our company valued the Zshoppers.com assets at $100,000 and divided this amount by a price per share equal to $5, which represents the most recent price per share for trades of our company’s stock on the Over-the-Counter Quotation System in which our company’s common stock is quoted. In connection with the capital contribution, our company assumed certain ongoing responsibilities of Silverlight for pay the former owner of Zshoppers.com (the “Seller”) under its asset purchase agreement for Zshoppers.com (the “Ongoing Obligations”). The Ongoing Obligations consist of a 25% profit share for the Seller for one year from the date of acquisition (the “Payment Period”), plus $1,000 per month for the Payment Period.

The assets contributed to our company consist of all assets used in the operation of the Zshoppers.com business, including, but not limited to Zshoppers domain names, social media accounts and email lists.

The address of our principal executive office is 329 S. Oyster Bay Road, Plainview, NY 11803. Our telephone number is (315) 274-1520. Our website is www.zshoppers.com.

We do not have any subsidiaries.

We have not been subject to any bankruptcy, receivership or similar proceeding.

Our Current Business

Prior to December 1, 2017, our company had a principal business that consisted of owning and managing real estate assets. Effective December 1, 2017, our company discontinued its real estate business. On May 8, 2018, our company’s majority shareholder, Silverlight contributed the Zshoppers business to our company. From that time, the business operations consisted of an online shopping platform. Zshoppers is an automated marketplace where vendors can sell their products on our platform. In order to sell on Zshoppers, we have strict guidelines to ensure our customers have a positive shopping experience. Our goal is to provide great products at an affordable price and help the customer any way we can. Our vendors have 2 business days to ship the order or else they are penalized if they take more than 2 business days to ship. This ensures that our customers receive their items in a timely manner. We also implemented a hassle free return policy. If our customers have any issues we make the return process very simple. Our goal is to build our business around repeat customers.

Business Overview

Our Online Merchant Shopping Platform

Zshoppers provides merchants with an online sales presence in a merchant community focused on positive customer experience. Our company’s shopping portal currently hosts 45 merchants and serves customers across the United States. We have established strict merchant requirements concerning customer satisfaction, prompt shipping and ease of returns.

Zshoppers encourages shoppers to return repeatedly –building participating merchant sales volume through repeat customer business. Our shopping website is customer-focused and is designed to be easy and intuitive to use, and navigate. The site offers customers a broad selection of products, with emphasis on home, health, beauty, pet, and electronics categories.

Our Merchant Standards Provide Positive Customer Experience: Our company differentiates itself from other online shopping platforms by utilizing stringent merchant performance standards that are designed to ensure customer satisfaction and build repeat customers. The standards which all merchants must comply with includes shipping standards and return standards. Among other requirements, in order for a merchant to utilize the platform, the merchant must agree to ship purchased products within two days of purchase. The merchant must also agree to abide by a return policy that allows customers to return products easily and quickly.

We believe that these merchant standards will result in increased customer usage over time and increased sales growth resulting from repeat sales by existing customers who have experienced the ease and comfort of placing sales through the platform. We believe that the Zshoppers platform will result in significant customer loyalty, as a result of the ease of use, positive customer experience and merchant principles. We also believe that these principles will increase sales by merchants, resulting in a stronger devotion of merchants to the Zshoppers platform, as opposed to its competitors, and a growth in the number of merchants using the platform as the word spreads of Zshoppers merchant successes.

The Zshoppers Platform Provides Streamlined Access to Web Sales by Merchants: Our proprietary software, provided to each merchant as part of the merchant agreement, allows each merchant to easily develop a web-based sales outlet for its products. The software interfaces with the platform to provide a sales portal for merchant products, and also monitors sales metrics for merchants, provides sales reports and notifications to the merchant and allow the merchant to update products and interact with customers in a timely and seamless fashion. The platform also allows merchants to develop and maintain an active customer contact database for direct marketing of products to Zshoppers customers.

We Train Our Merchants on Effective Use of the Platform: As part of our merchant engagement and onboarding, we provide training on the platform to each merchant to ensure that the platform is utilized in the most effective manner to boost sales of the merchant. The training includes use of relevant software, including sales reporting and sales marketing, as well as database management and payment system management. Some merchants that utilize the Zshoppers platform will have never sold products online, before. We provide merchants with training and skills to ensure that their first experience with internet sales is positive and lucrative.

Consumer Access to our Site: We do not aggressively market directly to customers. Although we engage in some customer marketing (e.g., google key words and related marketing to shoppers) we devote most of our marketing measures to developing new merchants utilizing the platform. We believe that a robust merchant presence on the platform will provide a more satisfying customer experience and will attract additional customers as word spreads about the positive sales experience of customers utilizing the platform.

Why Merchants Choose our Platform: In addition to our merchant training and sales analytics, we have found that merchants choose our platform because they believe that the customer experience that we provide increases customer loyalty and drives more customers to our merchants. Our merchants engage on our platform because they want more customers and increased sales. After evaluating different means of reaching their target market and expanding customer awareness and access to their products, merchants see our site as a positive means to access new markets, new customers and increase sales.

Affiliate Marketing: In order to build customer usage and sales, we intend to introduce an affiliate marketing program, which would reward consumers for referrals to other customers.

Industry

Consumers have largely changed how they access, evaluate and purchase products in recent years. This change has been the result of technology that allows merchants to reach consumers, worldwide. The resulting technology-enabled commerce has grown rapidly in the last ten years. E-commerce has also provided merchant and customer access from and to international markets. More merchants are selling internationally, and more customers are purchasing internationally, than ever before. This shift is the direct result of technology shifts that allow consumers direct access to global merchants and international products.

Competition

We compete to attract both consumers seeking to improve their shopping/online experience and to attract merchants seeking to increase sales and acquire new customers. The online sale platform business is highly fragmented and rapidly changing, resulting in substantial competition. The level of competition is further augmented by the low barriers to entry of new participants in the online sales platform space. Our competition includes other sales portals, price comparison sites, online shopping communities, as well as traditional retail sales outlets.

Zshoppers.com Competition

Our competition for consumer traffic includes other sales platforms, loyalty websites, digital coupon websites, single and multi-seller retail e-commerce sites, search engines, social networks and price-comparison shopping sites.

While there are millions of ecommerce websites, our competition continues to have long lead times, poor customer service, and they make the return process very difficult. Zshoppers has the experience, online reputation, and solid customer base to take Zshoppers to a whole new level. There is so much potential in this space, and Zshoppers has the right foundation to grow and expand quickly.

There are many e-commerce websites that have very long lead times and offer no customer service. Customers do not want to wait long periods of times to receive their order. Many of these e-commerce sites also have a strict return policy and make it very difficult for a customer to process returns. Customers prefer to shop online due to the convenience factor of ordering from your home or on the go, but customers have grown tired of long lead times, no support, and difficult return processes.

Competition - Current Alternatives

Zshoppers has a similar concept to OpenSky which Alibaba has invested in. The problem is OpenSky does not monitor their items and they let the vendors choose the pricing and many products on the site are significantly over priced. Also, each vendor chooses their own shipping cost to the customer so if a customer buys 5 items and the 5 items are from 5 different vendors, they will be charged 5 different shipping charges. It creates a bad shopping experience for consumers.

Our Advantages

At Zshoppers all vendors include shipping in their product costs, which is how we can streamline the orders and offer free shipping. OpenSky started as a free platform. Once they increased their sales volume, they started charging a monthly subscription fee in order to sell on the site.

Growth Strategy

We have identified a number of strategic endeavors that we believe will result in the continued growth of the Company.

New Markets

Zshoppers is constantly evaluating new sales and market opportunities, as well as product segments, new merchant communities and similar characteristics. We use a detailed and methodical evaluation approach, taking into consideration such key factors as market size, consumer needs, product availability in the market, e-commerce infrastructure, mobile and digital trends.

Technology

Our website is based on responsive web design which tailors design and development to respond to the user’s behavior and environment based on screen size, platform and orientation. As the user engages in product searches and sales, the platform automatically adjusts the customer experience and directs the customer to products that are consistent with customer search history and buying patterns.

We believe that this adaptive web technology will contribute to the positive customer experience with the platform, and will directly translate into increased sales across the platform and by our merchants. We believe that this customization will encourage repeat visits and increase customer retention rates.

Government Regulations

In both the United States and foreign markets in which we conduct business and marketing, we are affected by extensive laws, governmental regulations, administrative determinations, court decisions and similar constraints. Such laws, regulations and other constraints exist at the federal, state or local levels in the U.S., and at all levels of government in foreign jurisdictions, including regulations pertaining to distribution and sale of our products and services. In addition, we are subject to regulations regarding product claims, advertising, marketing and BA income potential.

We are subject to regulations and laws that involve privacy and data security, anti-spam, data protection, content, copyrights, distribution, electronic contracts, electronic communications and consumer protection such as, without limitation, the CAN-SPAM ACT, and the Digital Millennium Copyright Act (DMCA).

US regulatory agencies have also placed an increased focus on online privacy matters and, in particular, on online advertising activities that utilize cookies, which are small files of non-personalized information placed on an Internet user’s computer, and other online tracking methods. Such regulatory agencies have released, or are expected to release, reports pertaining to these matters. For example, on March 26, 2012, the Federal Trade Commission, or FTC, issued a report on consumer privacy intended to articulate best practices for companies collecting and using consumer data. The report recommends companies adopt several practices that could have an impact on our business, including giving consumers notice and offering them choices about being tracked across other parties’ websites and implementing a persistent “Do Not Track” mechanism to enable consumers to choose whether to allow tracking of their online search and browsing activities, including on mobile devices. Additionally, the European Union (“EU”) has traditionally imposed strict obligations under data privacy laws and regulations. Individual EU member countries have had discretion with respect to their interpretation and implementation of EU data privacy laws, resulting in variation of privacy standards from country to country. Legislation and regulation in the EU and some EU member states requires companies to obtain specific types of notice and consent from consumers before using cookies or other tracking technologies. To comply with these requirements, the use of cookies or other similar technologies may require the user’s affirmative, opt-in consent. Additionally, in January 2012, the European Commission announced significant proposed reforms to its existing data protection legal framework that, if implemented, may result in a greater compliance burden with respect to our operations in Europe.

Any failure by us to comply with privacy related laws and regulations could result in proceedings against us by governmental authorities or others, which could harm our business. In addition, the interpretation of data protection laws, and their application to the Internet is unclear and in a state of flux. There is a risk that these laws may be interpreted and applied in conflicting ways from state to state, country to country, or region to region, and in a manner that is not consistent with our current data protection practices. Complying with these varying international requirements could cause us to incur additional costs and change our business practices. Further, any failure by us to adequately protect our members’ privacy and data could result in a loss of member confidence in our services and ultimately in a loss of members and customers.

In addition to the foregoing, our operations are subject to federal, foreign, state, and local government laws and regulations, including those relating to zoning, workplace safety, and accommodations for the disabled, and our relationship with our employees are subject to regulations, including minimum wage requirements, anti-discrimination laws, overtime and working conditions, and citizenship requirements.

In addition, because our services are accessible worldwide, certain foreign jurisdictions have claimed and others may claim that we are required to comply with their laws, including in jurisdictions where we have no local entity, employees, or infrastructure.

Intellectual Property

Our intellectual property includes the content of our websites, our registered domain names, and our registered and unregistered trademarks. We believe that our intellectual property is an important asset of our business and that our Zshoppers.com, and other related domain names and our technology infrastructure give us a competitive advantage in the ecommerce platform market. We rely on a combination of trademark, copyright and trade secret laws in the US and the rest of the world, as well as contractual provisions, to protect our proprietary technology and our brands. We currently have no trademarks registered or pending.

We have unregistered copyrights in the software we have developed and develop, comprising a substantial amount of the core software used for our business, as well as in other works of authorship that we created, including content for our websites. We have not registered or applied to register any of our copyrights in any country.

Currently, we have not received or applied for any patents in any country. Consequently, the lack of filing for patent protection could present obstacles in later obtaining any patents on any of our technology or software.

Employees

As of the date of this annual report, we have 1 employee. However, we have several consultants involved in operating the Company.

WHERE YOU CAN FIND MORE INFORMATION

You are advised to read this Form 10-K in conjunction with other reports and documents that we file from time to time with the SEC. In particular, please read our Quarterly Reports on Form 10-Q and Current Reports on Form 8-K that we file from time to time. You may obtain copies of these reports directly from us or from the SEC at the SEC’s Public Reference Room at 100 F. Street, N.E. Washington, D.C. 20549, and you may obtain information about obtaining access to the Reference Room by calling the SEC at 1-800-SEC-0330. In addition, the SEC maintains information for electronic filers at its website http://www.sec.gov.

Item 1A. Risk Factors

Risks Relating to Our Business

Our business model may not generate revenues sufficient to support our operations. Such insufficiency and/ or losses in the future could have a material adverse effect on our financial condition, our ability to pay our debts as they become due, our cash flows and our ability to support our operations.

Since the inception of our operations we have not generated sufficient revenues to fund our expenses and other cash outflows. Our future revenue generation is dependent upon the success of our online shopping platform.

To date, we have not yet obtained enough fees from our merchants or facilitated enough purchase activity to generate net revenues sufficient to support our operations. If we are not able to successfully expand the number of merchants and the volume of products sales on the platform, our revenues will not increase and we may not be able to sustain our operations. If our revenues do not increase, our liquidity may continue to be severely impaired, our stock price may fall and our stockholders may lose all or a significant portion of their investment. If we are not able to attain profitability in the near future our financial condition could deteriorate further which could have a material adverse impact on our business and prospects.

We are dependent upon our ability to raise capital to continue operations, achieve our business objectives and to satisfy our cash obligations, which would dilute the ownership of our existing stockholders and possibly subordinate certain of their rights to the rights of new investors.

We have incurred losses since our inception and we experienced negative net cash flows from operating activities. The Company has an accumulated deficit for the period from our inception through February, 2018. These factors raise substantial doubt about our ability to continue as a going concern. Until such time as the cash inflows derived from our operations cover our operating and other expenditures, we will need to raise capital. We may not be able to obtain this additional debt or equity when needed.. Any sales of additional equity or convertible debt securities would result in dilution of the equity interests of our existing stockholders, which could be substantial. New investors may require that we and certain of our stockholders enter into voting arrangements that give them additional voting control or representation on our Board of Directors.

Compliance with corporate governance and public disclosure regulations may result in additional expenses.

Changing laws, regulations and standards relating to corporate governance and public disclosure, including the Sarbanes-Oxley Act of 2002, and new regulations issued by the SEC, such as Dodd-Frank, are creating additional disclosure obligations. We may need to invest substantial resources to comply with evolving standards, and this investment would result in increased general and administrative expenses and a diversion of management time and attention from revenue-generating activities to compliance activities.

There are significant market risks associated with our business.

We have formulated our business plan and strategies based on certain assumptions regarding the size and dynamics of the ecommerce marketplace, our anticipated share of this market, the estimated price and acceptance of our services and products and other factors. These assumptions are based on our best estimates. In the event that our assumptions and estimates are not correct, we may not be able to achieve our objectives, while increased levels of competition, including the entry of additional competitors and increased success by existing competitors, changes in general economic conditions, increases in operating costs and reduced margins caused by competitive pressures.

The ecommerce market in which we participate is extremely competitive.

The market among ecommerce platforms is highly competitive, fragmented, and subject to change. With the introduction of new technologies and the influx of new entrants to the market, we expect competition to intensify in the future, which could harm our ability to increase merchant and customer participation in the Zshoppers platform, and therefore, to attain profitability. There are very limited barriers to entry for competitors.

We also directly and indirectly compete with traditional retailers. Many retailers work to direct traffic to their websites and conduct outreach to consumers using their own websites, e-mail newsletters and alerts, mobile applications, social media presence and other distribution channels. Our merchants could be more successful than we are at marketing their own websites. We may face competition from companies we do not yet know about. If existing or new companies develop, market or resell competitive solutions, acquire one of our existing competitors or form a strategic alliance with one of our competitors, our ability to compete effectively could be significantly compromised and our ability to develop profitable operations could be harmed.

The inability of our merchants to meet their payment obligations to us may adversely affect our financial results.

Our revenues are substantially comprised of fees received from our participating merchants. We are subject to credit risk due to the potential for the merchants to fail to pay their fees to the Company. This risk is minimized to the extent that we have numerous participating merchants. In such a case, the failure of a single merchant is less material. Any failure of merchants to pay us may adversely affect our financial condition and results of operations.

We may not be successful in developing brand awareness for our brand, which is critical to our business.

We believe that brand recognition is critical to our businesses. We must quickly establish a brand identity for Zshoppers. Failure to establish brand identity for Zshoppers will reduce our revenue which will make it harder for us to achieve our goals.

Customer complaints, negative publicity or our security measures could diminish our business.

Customer complaints, negative publicity or poor customer service could severely diminish consumer confidence in, and use, of our products and services. If we fail to consistently promote the latest product offerings from our merchants, or if there are rumors, articles, reviews or blogs that indicate or suggest that we have failed to consistently promote such offerings, our business could decrease. Similarly, measures we take to combat fraud and breaches of privacy and security have the potential to damage relations with our shoppers or decrease activity on our sites by making our sites more difficult to use or restricting the activities of certain users. Negative publicity about, or negative experiences with, customer support for any of our business models could cause our reputation to suffer or affect consumer confidence in our brand as a whole.

Our business and users may be subject to sales tax and other taxes, which may dissuade our users from utilizing our portals.

The application of indirect taxes (such as sales and use tax) to e-commerce businesses and to our users is an evolving issue and is currently being reviewed by the US Supreme Court. Many of jurisdictions require merchants to collect and remit sales taxes for internet sales. The rules differ from state to state. In many cases, it is not clear how existing statutes apply to the Internet or e-commerce or communications conducted over the Internet. In addition, some jurisdictions have implemented or may implement laws specifically addressing the Internet or some aspect of e-commerce or communications on the Internet.

One or more states, the federal government or foreign countries may seek to impose a tax collection, reporting or record-keeping obligation on companies that engage in or facilitate e-commerce. Such an obligation could be imposed by legislation intended to improve tax compliance. One or more other jurisdictions may also seek to impose tax-collection or reporting obligations based on the location of the product or service being sold or provided in an e-commerce transaction, regardless of where the respective users are located. Imposition of a discriminatory record-keeping or tax-collecting requirement could decrease the number of participating merchants and would harm our results of operations.

Any interruptions in Internet service could harm our business.

Our customers need access to the internet to access our platform and merchants. All internet companies have experienced short system failures from time to time. The success of our business also depends largely on the continued availability of the internet infrastructure. Frequent or persistent interruptions in availability of our sites could cause current or potential users to believe that our systems are unreliable, leading them to switch to our competitors, and could permanently harm our reputation and brands. If we fail to maintain a reliable network with the necessary speed, data capacity, and security, as well as timely development of complementary products our business may be harmed. If our customers are unable to rely on access to our platform, we could lose existing customers, impair our ability to attract new customers and experience loss of revenue from shopping that did not occur while the platform was unavailable.

The Internet has experienced significant growth in the numbers of users and amount of traffic, a trend likely to continue. The Internet infrastructure may be unable to support such demands. In addition, increasing numbers of users, increasing bandwidth requirements, or problems caused by “viruses,” “worms,” malware and similar programs may harm the performance of the Internet. The backbone computers of the Internet have been the targets of such programs. Although our systems have been designed around industry-standard architectures to reduce downtime in the event of outages or catastrophic occurrences through worldwide redundant servers, they remain vulnerable to damage or interruption from earthquakes, floods, fires, power loss, telecommunication failures, terrorist attacks, computer viruses, computer denial-of-service attacks, and similar events. Our systems are also subject to hackings, break-ins, sabotage, and intentional acts of vandalism. Despite any precautions we may take, the occurrence of a natural disaster, a decision by any of our third-party hosting providers to close a facility we use without adequate notice for financial or other reasons, or other unanticipated problems at our hosting facilities could result in lengthy interruptions in our services. We do not carry business interruption insurance to compensate us for losses that may result from interruptions in our service as a result of system failures. These internet outages and delays could reduce the level of Internet usage generally, as well as the level of usage of our shopping portals.

Regulatory, legislative or self-regulatory developments regarding Internet privacy matters could adversely affect our ability to conduct our business.

Consumer and industry groups have expressed concerns about online data collection and use by companies, which has resulted in the release of various industry self-regulatory codes of conduct and best practice guidelines that are binding for member companies and that govern, among other things, the ways in which companies can collect, use and disclose user information, how companies must give notice of these practices and what choices companies must provide to consumers regarding these practices. We are obligated in certain cases to comply with best practices or codes of conduct addressing matters, such as the online tracking of users or devices. US regulatory agencies have also placed an increased focus on online privacy matters and, in particular, on online advertising activities that utilize cookies, which are small files of non-personalized information placed on an Internet user’s computer, and other online tracking methods. Such regulatory agencies have released, or are expected to release, reports pertaining to these matters.

US and foreign governments have enacted, considered or are considering legislation or regulations that could significantly restrict industry participants’ ability to collect, augment, analyze, use and share anonymous data, such as by regulating the level of consumer notice and consent required before a company can employ cookies or other electronic tracking tools. A number of bills have been proposed in the US Congress in the past that contained provisions that would have regulated how companies can use cookies and other tracking technologies to collect and use information about consumers. Some of those bills also contained provisions that would have specifically regulated the collection and use of information, particularly geo-location information, from mobile devices.

We may be subject to foreign laws regulating online advertising even in jurisdictions where we do not have any physical presence to the extent a digital media content provider has advertising inventory that we manage or to the extent that we collect and use data from consumers in those jurisdictions. Such laws may vary widely around the world, making it costly for us to comply with them. Failure to comply may harm our business and our operating results could be adversely affected.

Government regulation of the Internet, e-commerce and m-commerce is evolving, and unfavorable changes or failure by us to comply with these laws and regulations could substantially harm our business and results of operations.

We are subject to foreign and domestic general business regulations and laws as well as regulations and laws specifically governing the Internet, e-commerce and m-commerce in a number of jurisdictions around the world. Existing and future regulations and laws could impede the growth of the Internet, e-commerce, m-commerce or other online services. These regulations and laws may involve taxation, tariffs, privacy and data security, anti-spam, data protection, gaming, multi-level marketing, wire transfers, distribution controls, libel and defamation, copyrights, electronic contracts, electronic communications and consumer protection. It is not clear how existing laws and regulations governing issues such as property ownership, sales and other taxes, libel and personal privacy apply to the Internet as the vast majority of these laws and regulations were adopted prior to the advent of the Internet and do not contemplate or address the unique issues raised by the Internet, e-commerce or m-commerce.

Those laws that govern privacy or reference the Internet, such as the US Digital Millennium Copyright Act and the European Union’s Directives on Distance Selling and Electronic Commerce, are being interpreted by the courts, but their applicability and scope remain uncertain. US regulatory agencies have placed an increased focus on online privacy matters and, in particular, on online advertising activities that utilize cookies, which are small files of non-personalized information placed on an Internet user’s computer, and other online tracking methods. For example the FTC recommends companies adopt several practices that could have an impact on our business, including giving consumers notice and offering them choices about being tracked across other parties’ websites and implementing a persistent “Do Not Track” mechanism to enable consumers to choose whether to allow tracking of their online search and browsing activities, including on mobile devices. The EU’s stricter obligations under data privacy laws and regulations provide its member countries wide discretion in interpreting the EU data privacy laws, resulting in variation of privacy standards from country to country.

Changes in global privacy laws and regulations and self-regulatory regimes may force us to incur substantial costs or require us to change our business practices. Furthermore, regulatory agencies or courts may claim or hold that we or our users are subject to licensure or prohibition from conducting our business in their jurisdiction, either generally or with respect to certain actions. It is possible that general business regulations and laws, or those specifically governing the Internet, e-commerce or m-commerce may be interpreted and applied in a manner that is inconsistent from one jurisdiction to another and may conflict with other rules or our practices. We cannot assure you that our practices have complied, comply or will comply fully with all such laws and regulations. Any failure, or perceived failure, by us to comply with any of these laws or regulations could result in damage to our reputation, a loss in business, and proceedings or actions against us by governmental entities or others. Any such proceeding or action could hurt our reputation, force us to spend significant resources in defense of these proceedings, distract our management, increase our costs of doing business, and cause consumers and retailers to decrease their use of our platform, and may result in the imposition of monetary liability. We may also be contractually liable to indemnify and hold harmless third parties from the costs or consequences of noncompliance with any such laws or regulations. In addition, it is possible that governments of one or more countries may seek to censor content available on our websites and mobile applications or may even attempt to completely block access to our marketplace. Laws regulating Internet and e-commerce companies outside of the US may be less favorable than those in the US, giving greater rights to consumers, competitors or users. Compliance may be more costly or may require us to change our business practices or restrict our product offerings, and the imposition of any regulations on our users may harm our business. In addition, we may be subject to overlapping legal or regulatory regimes that impose conflicting requirements on us. Our failure to comply with foreign laws could subject us to penalties ranging from criminal prosecution to significant fines to bans on our products. Adverse legal or regulatory developments could substantially harm our business. In particular, in the event that we are restricted, in whole or in part, from operating in one or more countries, our ability to retain or increase our customer base may be adversely affected and we may not be able to maintain or grow our net revenues as anticipated.

Our failure or the failure of third-party service providers to protect our platform and network against security breaches, or otherwise protect our confidential information, could damage our reputation and brand and substantially harm our business and operating results.

We deliver digital content via our platform and we collect and maintain data about consumers, including personally identifiable information, as well as other confidential or proprietary information. Our security measures may not detect or prevent all attempts to hack our systems, denial-of-service attacks, viruses, malicious software, break-ins, phishing attacks, social engineering, security breaches or other attacks and similar disruptions that may jeopardize the security of information stored in and transmitted by our platform or that we or our third-party service providers otherwise maintain. Breaches of our security measures or those of our third-party service providers could result in unauthorized access to our platform or other systems; unauthorized access to and misappropriation of consumer information, including consumers’ personally identifiable information, or other confidential or proprietary information of ourselves or third parties; viruses, worms, spyware or other malware being served from our platform; deletion or modification of content, or the display of unauthorized content, on our websites or our mobile applications; or a denial of service or other interruption in our operations. Because techniques used to obtain unauthorized access to or sabotage systems change frequently and may not be known until launched against us or our third-party service providers, we and they may be unable to anticipate these attacks or to implement adequate preventative measures. Potential liability could include claims for unauthorized purchases with credit card information, impersonation or other similar fraud claims. This liability could also include claims for other misuse of personal information, including unauthorized marketing purposes. Any of these claims could result in litigation. Liability for misappropriation of this information could adversely affect our business. In addition, the FTC and state agencies have been investigating various Internet companies regarding their use of personal information. We could incur additional expenses from the introduction of new regulations regarding the use of personal information or from government agencies investigating our privacy practices. Any actual or perceived breach of our security could damage our reputation and brand, expose us to a risk of loss or litigation and possible liability, require us to expend significant capital and other resources to alleviate problems caused by such breaches and deter consumers and retailers from using our online marketplace, which would harm our business, financial condition and operating results.

We rely on encryption and authentication technology licensed from third parties to provide the security and authentication necessary to effectively secure transmission of confidential information, such as customer credit card numbers.

We cannot assure you that advances in computer capabilities, new discoveries in the field of cryptography or other events or developments will not result in a compromise or breach of the algorithms that we use to protect customer transaction data. If any such compromise of our security were to occur, it could harm our reputation, business, prospects, financial condition and results of operations. A party who is able to circumvent our security measures could misappropriate proprietary information or cause interruptions in our operations. We may be required to expend significant capital and other resources to protect against such security breaches or to alleviate problems caused by such breaches. We cannot assure you that our security measures will prevent security breaches or that failure to prevent such security breaches will not harm our business, prospects, financial condition and results of operations.

We rely on information technology to operate our business and maintain competitiveness, and any failure to adapt to technological developments or industry trends could harm our business.

We depend on the use of information technologies and systems. As our operations grow in size and scope, we must continuously improve and upgrade our systems and infrastructure while maintaining or improving the reliability and integrity of our infrastructure. Our future success also depends on our ability to adapt our systems and infrastructure to meet rapidly evolving consumer trends and demands while continuing to improve the performance, features and reliability of our solutions in response to competitive services and product offerings. The emergence of alternative platforms such as smart phones and tablets and the emergence of niche competitors who may be able to optimize products, services or strategies for such platforms will require new investment in technology. New developments in other areas, such as cloud computing, could also make it easier for competition to enter our markets due to lower up-front technology costs. In addition, we may not be able to maintain our existing systems or replace or introduce new technologies and systems as quickly as we would like or in a cost-effective manner.

Our Merchants may not comply with our policies and procedures.

Our Merchants are independent and, although subject to a merchant agreement with us, and bound to abide by the principles of the platform, we may not be in a position to enforce the merchant agreement against each merchant that may have larger and more consistent resources than us. As a result, there can be no assurance that our merchants will participate in our marketing strategies or plans or comply with our policies and procedures and terms and conditions.

Risks Relating to Our Stock

We are significantly influenced by one stockholder who controls a voting majority of our common stock.

As of December 1, 2017, Silverlight holds a majority of our common stock. Accordingly, Silverlight has the power to influence or control the outcome of important corporate decisions or matters submitted to a vote of our stockholders. Also, the principal shareholder of Silverlight currently serves as the sole director of the Company. He is also president of the Company. Although Mr. Hooi owes the Company certain fiduciary duties as a director of the Company, the interests of Mr. Hooi may conflict with, or differ from, the interests of other holders of our common stock. So long as Mr. Hooi has the power to vote a majority of shares of our voting securities, he will have the power to significantly influence and/or control all our corporate decisions and will be able to effect or inhibit changes in control of the Company.

Our stock price is volatile.

The market price of our common stock is highly volatile, and this volatility may continue. Numerous factors, many of which are beyond our control, may cause the market price of our shares of common stock to fluctuate significantly. These factors include:

•	our earnings releases, actual or anticipated changes in our earnings, fluctuations in our operating results or our failure to meet the expectations of financial market analysts and investors;

•	changes in financial estimates by us or by any securities analysts who might cover our stock;

•	speculation about our business in the press or the investment community;

•	significant developments relating to our relationships with our Business Associates, business clients, customers or merchants;

•	stock market price and volume fluctuations of other publicly traded companies and, in particular, those that are in the e-commerce based industry;

•	customer demand for our products;

•	general economic conditions and trends;

•	major catastrophic events;

•	changes in accounting standards, policies, guidance, interpretation or principles;

•	loss of external funding sources;

•	sales of our common stock, including divestments by our directors, officers or significant stockholders;

•	additions or departures of key personnel;

•	announcements of new products or product enhancements by us or our competitors;

•	our ability to obtain financing;

•	developments in our or our competitors’ intellectual property rights;

•	adverse effects to our operating results due to impairment of goodwill;

•	failure to meet the expectation of securities analysts or the public;

•	our ability to expand our operations, domestically and internationally;

•	the amount and timing of expenditures related to any expansion;

•	litigation involving us, our industry or both;

•	actual or anticipated changes in expectations by investors or analysts regarding our performance; and

•	price and volume fluctuations in the overall stock market from time to time.

Our stock price is volatile and we could be a target of stockholder litigation. Any stockholder litigation brought against us in the future could result in substantial costs and divert our management’s attention and resources from our business.

Moreover, securities markets may from time to time experience significant price and volume fluctuations for reasons unrelated to operating performance of particular companies. These market fluctuations may adversely affect the price of our shares of common stock and other interests in our Company at a time when you want to sell your interest in us.

We may, in the future, issue additional common shares that would reduce investors’ percent of ownership and may dilute our share value.

The future issuance of common shares may result in substantial dilution in the percentage of our common shares held by our then existing stockholders. We may value any common shares issued in the future on an arbitrary basis. The issuance of common shares for future services or acquisitions or other corporate actions may have the effect of diluting the value of the common shares held by our investors, and might have an adverse effect on any trading market for our common shares.

The Market for Penny Stock has suffered in recent years from patterns of fraud and abuse

Stockholders should be aware that, according to SEC Release No. 34-29093, the market for penny stocks has suffered in recent years from patterns of fraud and abuse. Such patterns include: (i) control of the market for the security by one or a few broker-dealers that are often related to the promoter or issuer; (ii) manipulation of prices through prearranged matching of purchases and sales and false and misleading press releases; (iii) boiler room practices involving high-pressure sales tactics and unrealistic price projections by inexperienced salespersons; (iv) excessive and undisclosed bid-ask differential and markups by selling broker-dealers; and, (v) the wholesale dumping of the same securities by promoters and broker-dealers after prices have been manipulated to a desired level, along with the resulting inevitable collapse of those prices and with consequential investor losses.

Our common shares are subject to the “Penny Stock” Rules of the SEC, which makes transactions in our stock cumbersome and may reduce the value of an investment in our stock.

The SEC has adopted regulations that generally define a “penny stock” to be any equity security other than a security excluded from such definition by Rule 3a51-1 under the Securities Exchange Act of 1934, as amended. For the purposes relevant to our Company, it is any equity security that has a market price of less than $5.00 per share, subject to certain exceptions.

Our common shares are currently regarded as a “penny stock”, since our shares are not listed on a national stock exchange or quoted on the NASDAQ Market within the United States, to the extent the market price for its shares is less than $5.00 per share. The penny stock rules require a broker-dealer to deliver a standardized risk disclosure document prepared by the SEC, to provide a customer with additional information including current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction, monthly account statements showing the market value of each penny stock held in the customer’s account, and to make a special written determination that the penny stock is a suitable investment for the purchaser, and receive the purchaser’s written agreement to the transaction.

To the extent these requirements may be applicable; they will reduce the level of trading activity in the secondary market for the common shares and may severely and adversely affect the ability of broker-dealers to sell the common shares.

FINRA sales practice requirements may also limit a stockholders ability to buy and sell our stock.

In addition to the penny stock rules promulgated by the SEC, which are discussed in the immediately preceding risk factor, FINRA rules require that in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer. Prior to recommending speculative low priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer’s financial status, tax status, investment objectives and other information. Under interpretations of these rules, FINRA believes that there is a high probability that speculative low priced securities will not be suitable for at least some customers. FINRA requirements make it more difficult for broker-dealers to recommend that their customers buy our common stock, which may limit the ability to buy and sell our stock and have an adverse effect on the market value for our shares.

Our common stock may experience extreme rises or declines in price, and you may not be able to sell your shares at or above the price paid.

Our common stock may be highly volatile and could be subject to extreme fluctuations in response to various factors, many of which are beyond our control, including (but not necessarily limited to): (i) the trading volume of our shares; (ii) the number of securities analysts, market-makers and brokers following our common stock; (iii) changes in, or failure to achieve, financial estimates by securities analysts; (iv) actual or anticipated variations in quarterly operating results; (v) conditions or trends in our business industries; (vi) announcements by us of significant contracts, acquisitions, strategic partnerships, joint ventures or capital commitments; (vii) additions or departures of key personnel; (viii) sales of our common stock; and (ix) general stock market price and volume fluctuations of publicly-trading and particularly, microcap companies.

Investors may have difficulty reselling shares of our common stock, either at or above the price they paid for our stock, or even at fair market value. The stock markets often experience significant price and volume changes that are not related to the operating performance of individual companies, and because our common stock is thinly traded it is particularly susceptible to such changes. These broad market changes may cause the market price of our common stock to decline regardless of how well we perform as a company. In addition, there is a history of securities class action litigation following periods of volatility in the market price of a company’s securities. Although there is no such shareholder litigation currently pending or threatened against the Company, such a suit against us could result in the incursion of substantial legal fees, potential liabilities and the diversion of management’s attention and resources from our business. Moreover, and as noted below, our shares are currently traded on the OTC-BB and, further, are subject to the penny stock regulations. Price fluctuations in such shares are particularly volatile and subject to manipulation by market-makers, short-sellers and option traders.

We have not and do not intend to pay any cash dividends on our common shares and, consequently, our stockholders will not be able to receive a return on their shares unless they sell them.

We intend to retain any future earnings to finance the development and expansion of our business. We have not, and do not, anticipate paying any cash dividends on our common shares in the foreseeable future. Unless we pay dividends, our stockholders will not be able to receive a return on their shares unless they sell them.

A decline in the price of our common stock could affect our ability to raise further working capital, it may adversely impact our ability to continue operations and we may go out of business.

A prolonged decline in the price of our common stock could result in a reduction in the liquidity of our common stock and a reduction in our ability to raise capital. Because we may attempt to acquire a significant portion of the funds we need in order to conduct our planned operations through the sale of equity securities, or convertible debt instruments, a decline in the price of our common stock could be detrimental to our liquidity and our operations because the decline may cause investors to not choose to invest in our stock. If we are unable to raise the funds we require for all our planned operations, we may be forced to reallocate funds from other planned uses and may suffer a significant negative effect on our business plan and operations, including our ability to develop new products and continue our current operations. As a result, our business may suffer, and not be successful and we may go out of business. We also might not be able to meet our financial obligations if we cannot raise enough funds through the sale of our common stock and we may be forced to go out of business.

Item 1B. Unresolved Staff Comments

As a “smaller reporting company”, we are not required to provide the information required by this Item.

Item 2. Properties

Our corporate office, located at 329 S. Oyster Bay Road, Plainview, NY 11803, is currently leased by our company.

Item 3. Legal Proceedings

From time to time, we may become involved in litigation relating to claims arising out of our operations in the normal course of business. We are not involved in any pending legal proceeding or litigation and, to the best of our knowledge, no governmental authority is contemplating any proceeding to which we are a party and which would reasonably be likely to have a material adverse effect on our company. To date, our company has never been involved in litigation, as either a party or a witness, nor has our company been involved in any legal proceedings commenced by any regulatory agency against our company.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is currently quoted on the Over-the-Counter Quotation System (OTC/QB) under the trading symbol “FPTA”, and has been quoted since June 7, 2016. The range of high and low closing prices for the stock is as follows:

Quarter	High ($)	Low ($)
Quarter ended 6/30/2018	5.00	3.00
Quarter ended 3/31/2018	5.00	1.75
Quarter ended 12/31/2017	5,000.50	1.00
Quarter ended 9/30/2017	5,000.50	5,000.50
Quarter ended 6/30/2017	5,000.50	5,000.50
Quarter ended 3/31/2017	5,000.50	5,000.50
Quarter ended 12/31/2016	5,000.50	5,000.50
Quarter ended 9/30/2016	5,000.50	5,000.50
Quarter ended 6/30/2016	10,000	1.00

The above information was provided by OTC Markets. The quotations provided may reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

Our shares are issued in registered form. Action Stock Transfer Corp., #214 - 2469 E. Fort Union Blvd, Salt Lake City, UT 84121 (Telephone: (801) 274-1088; Facsimile: (801) 274-1099), is the registrar and transfer agent for our common shares.

On September 10, 2018, our company had 8 registered shareholders with 5,760,000 shares of common stock outstanding.

Dividend Policy

We have not paid any cash dividends on our common stock and have no present intention of paying any dividends on the shares of our common stock. Our current policy is to retain earnings, if any, for use in our operations and in the development of our business. Our future dividend policy will be determined from time to time by our board of directors.

Equity Compensation Plan Information

We do not have any equity compensation plans.

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

We did not sell any equity securities which were not registered under the Securities Act during the year ended June 30, 2017 that were not otherwise disclosed on our quarterly reports on Form 10-Q or our current reports on Form 8-K filed during the year ended June 30, 2018.

Purchase of Equity Securities by the Issuer and Affiliated Purchasers

We did not purchase any of our shares of common stock or other securities during our fourth quarter of our fiscal year ended June 30, 2018.

Item 6. Selected Financial Data

As a “smaller reporting company”, we are not required to provide the information required by this Item.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our consolidated financial statements, including the notes thereto, appearing elsewhere in this annual report. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward looking statements. Factors that could cause or contribute to such differences include, but are not limited to those discussed below and elsewhere in this Annual Report. Our audited consolidated financial statements are stated in United States Dollars and are prepared in accordance with United States Generally Accepted Accounting Principles.

Results of Operations - Years Ended June 30, 2018 and 2017

The following summary of our results of operations should be read in conjunction with our consolidated financial statements for the years ended June 30, 2018 and 2017, which are included herein.

Our operating results for the year ended June 30, 2018 and 2017, and the changes between those periods for the respective items are summarized as follows:

	Year Ended
	June 30, 2018	June 30, 2017	Change
Revenue	$5,917	$-	$5,917
Cost of Revenue	$(3,725)	$-	$(3,725)
Operating expenses	$(57,472)	$(47,770)	$(9,702)
Net loss from continued operations	$(53,124)	$(51,170)	$(1,954)
Net income from discontinued operations	$35,294	$67,799	$(32,505)
Net income (loss)	$(17,830)	$16,629	$(34,459)

We recognized limited revenues of $5,917 for the year ended June 30, 2018.

Net loss was $17,830 for year ended June 30, 2018 and net income was $16,629 for the year ended June 30, 2017. The increase in net loss was primarily due to the increase in operating expenses.

Operating expenses for the year ended June 30, 2018 and June 30, 2017 were $57,472 and $47,770 respectively. The increase in the operating expenses were primarily attributed to the increase in professional fees.

We recorded $35,294 and $67,799 in total net income from discontinued operations for the years ended June 30, 2018 and 2017, respectively.

Liquidity and Capital

Working Capital

	As of June 30, 2018	As of June 30, 2017	Change
Current Assets	$3,005	$17,329	$(14,324)
Current Liabilities	$33,961	$45,123	$(11,162)
Working Capital (Deficit)	$(30,956)	$(27,794)	$(3,162)

	Year Ended
	June 30, 2018	June 30, 2017
Cash Flows used in Operating Activities	$(27,302)	$8,654
Cash Flows used in Investing Activities	-	-
Cash Flows provided by Financing Activities	12,978	-
Net Increase (Decrease) in Cash During Period	$(14,324)	$8,654

The financial statements included in this yearly report have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the financial statements at June 30, 2018 and June 30, 2017, we had an accumulated deficit of $231,765 and $178,641 of continuing operations, respectively, and retained earnings of $126,286 and $90,992 from discontinued operations, as of June 30, 2018, and June 30, 2017, respectively. We had a working capital deficit (total current liabilities exceeded total current assets) of $30,956 and $27,794, at June 30, 2018 and June 30, 2017, respectively. Our cash balance and revenues generated are not currently sufficient and cannot be projected to cover our operating expenses for the next 12 months from the filing date of this report. These factors among others raise substantial doubt about our ability to continue as a going concern for a reasonable period of time.

As of June 30, 2018 we had $3,005 in cash and a working capital deficit of $30,956. As of June 30, 2017, we had $17,329 in cash and a working capital deficit of $27,794.

Cash Flows from Operating Activities

Net cash used by our operating activities for the year ended June 30, 2018 totaled $27,302, compared to net cash provided by our operations for the year ended June 30, 2017 of $8,654. The change in cash used was due primarily to an increase in net loss from continuing operations, offset by a decrease in net income from discontinued operations, a decrease in change in assets and liabilities form discontinued operations and an increase in accounts payable and accrued liabilities.

Cash Flows Used in Investing Activities

For the years ended June 30, 2018 and 2017, we had no investing activities.

Cash Flows from Financing Activities

Net cash provided by financing activities was $12,978 for the year ended June 30, 2018 from payment made by the shareholder to vendors on behalf of the Company. Net cash provided by financing activities was $0 for the year ended June 30, 2017.

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

Liquidity and Capital Resources

Our cash balance at June 30, 2018 was $3,005, with $33,961 in outstanding current liabilities, consisting of $20,983 in accounts payable and accrued liabilities and $12,978 in due to shareholder. We estimate total expenditures over the next 12 months are expected to be approximately $50,000.

Contractual Obligations

As a “smaller reporting company”, we are not required to provide tabular disclosure obligations.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to stockholders.

Critical Accounting Policies

The preparation of financial statements in accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. A change in managements’ estimates or assumptions could have a material impact on our financial condition and results of operations during the period in which such changes occurred. Actual results could differ from those estimates. Our financial statements reflect all adjustments that management believes are necessary for the fair presentation of their financial condition and results of operations for the periods presented.

Recent Accounting Pronouncements

Management has considered all recent accounting pronouncements issued. Our management believes that these recent pronouncements will not have a material effect on our company’s financial statements.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

As a “smaller reporting company”, we are not required to provide the information required by this Item.

Item 8. Financial Statements and Supplementary Data

First Priority Tax Solutions Inc.

Index to Consolidated Financial Statements

June 30, 2018 and 2017

Report of Independent Registered Public Accounting Firm

To the shareholders and the board of directors of First Priority Tax Solutions, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of First Priority Tax Solutions, Inc. (the "Company") as of June 30, 2018, the related statement of operations, stockholders' equity (deficit), and cash flows for the year then ended, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2018, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

Substantial Doubt about the Company’s Ability to Continue as a Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company’s significant operating losses raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ BF Borgers CPA PC

BF Borgers CPA PC

We have served as the Company's auditor since 2018

Lakewood, CO

October 11, 2018

805 Third Avenue New York, NY 10022 212.838-5100 212.838.2676/ Fax www.rbsmllp.com

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

First Priority Tax Solutions Inc.

We have audited the accompanying balance sheet of First Priority Tax Solutions Inc. (the “Company”) as of June 30, 2017, and the related statement of operations, stockholders’ deficit and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of First Priority Tax Solutions Inc. at June 30, 2017, and the results of its operations and its cash flows for the year then ended, in conformity with U.S. generally accepted accounting principles.

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

/s/ RBSM LLP

New York, NY

August 18, 2017

New York, NY Washington DC Mumbai, India San Francisco, CA Las Vegas, NV Beijing, China Athens, Greece

Member: ANTEA International with affiliated offices worldwide

First Priority Tax Solutions Inc.

Consolidated Balance Sheets

	June 30, 2018	June 30, 2017

ASSETS
Current Assets
Cash and cash equivalents	$3,005	$17,329
Total Current Assets	3,005	17,329

TOTAL ASSETS	$3,005	$17,329

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts payable and accrued liabilities	$20,983	$-
Due to shareholder	12,978	-
Net liabilities of discontinued operations	-	45,123

Total Liabilities	33,961	45,123

Stockholders’ Deficit
Preferred stock par value $0.000001: 8,000,000 shares authorized, none issued and outstanding	-	-
Common stock par value $0.000001: 92,000,000 shares authorized, 5,760,000 and 5,740,000 shares issued and outstanding, respectively	6	6
Additional paid-in capital	74,517	59,849
Accumulated deficit	(231,765)	(178,641)
Retained earnings from discontinued operations	126,286	90,992
Total Stockholders’ Deficit	(30,956)	(27,794)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$3,005	$17,329

See accompanying notes to the audited consolidated financial statements.

First Priority Tax Solutions Inc.

Consolidated Statements of Operations

	Years Ended
	June 30,
	2018	2017

Revenue	$5,917	$-
Cost of Revenue	3,725	-
GROSS PROFIT	2,192	-

OPERATING EXPENSES
Professional fees	$54,755	$46,162
General and administrative	2,717	1,608
Total Operating Expenses	57,472	47,770

OTHER INCOME (EXPENSES)
Interest expense	(857)	(3,400)
Other income	3,013	-
	2,156	(3,400)

NET LOSS FROM CONTINUED OPERATIONS before Income Taxes	(53,124)	(51,170)

Income Taxes	-	-
NET LOSS FROM CONTINUED OPERATIONS	(53,124)	(51,170)

NET INCOME FROM DISCONTINUED OPERATIONS	35,294	67,799

NET INCOME (LOSS)	$(17,830)	$16,629

LOSS FROM CONTINUED OPERATIONS PER SHARE: BASIC AND DILUTED	$(0.01)	$(0.01)
INCOME FROM DISCONTINUED OPERATIONS PER SHARE: BASIC AND DILUTED	$0.01	$0.01

NET INCOME (LOSS) PER SHARE: BASIC AND DILUTED	$(0.00)	$0.00
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC AND DILUTED	5,742,959	5,740,000

See accompanying notes to the audited consolidated financial statements.

First Priority Tax Solutions Inc.

Consolidated Statements of Stockholders’ Deficit

	Common Stock		Additional		Discontinued Operations	Total
	Number of Shares	Amount	Paid-in Capital	Accumulated Deficit	Retained Earnings	Stockholders' Deficiency

Balance - June 30, 2016	5,740,000	$6	$59,849	$(130,471)	$26,193	$(44,423)

Net loss from continued operations	-	-	-	(48,170)	-	(48,170)
Net income from discontinued operations	-	-	-	-	64,799	64,799

Balance - June 30, 2017	5,740,000	$6	$59,849	$(178,641)	$90,992	$(27,794)

Disposal of net liabilities upon change of ownership	-	-	16,178	-	-	16,178
Net loss from continued operations	-	-	-	(53,124)	-	(53,124)
Net income from discontinued operations	-	-	-	-	35,294	35,294
Shares issued for acquisition of net assets	20,000	-	(1,510)	-	-	(1,510)

Balance - June 30, 2018	5,760,000	$6	$74,517	$(231,765)	$126,286	$(30,956)

See accompanying notes to the audited consolidated financial statements.

First Priority Tax Solutions Inc.

Consolidated Statements of Cash Flows

	Years Ended
	June 30,
	2018	2017

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss from continuing operations	$(53,124)	$(51,170)
Net income from discontinued operations	35,294	67,799
Changes in operating assets and liabilities:
Change in Assets (Liabilities) from discontinued operations	(28,945)	(7,975)
Accounts payable and accrued liabilities	19,473	-
Net cash provided by (used in) operating activities	(27,302)	8,654

CASH FLOWS FROM FINANCING ACTIVITIES
Advancement from a shareholder	12,978	-
Net cash provided by financing activities	12,978	-

Net increase (decrease) in cash and cash equivalents	(14,324)	8,654
Cash and cash equivalents - beginning of period	17,329	8,675
Cash and cash equivalents - end of period	$3,005	$17,329

Supplemental Cash Flow Disclosures
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

Non-Cash Investing and Financing Activity:
Issuance of shares for acquisition of net assets	$1,510	$-

See accompanying notes to the audited consolidated financial statements.

First Priority Tax Solutions Inc.

June 30, 2018

Notes to Consolidated Financial Statements

Note 1 - Organization and Operations

First Priority Tax Solutions, Inc. (“First Priority” or the “Company”) was incorporated on March 31, 2014 under the laws of the State of Delaware.

On May 8, 2018, First Priority Tax Solutions, Inc. entered into an Asset Purchase Agreement with Silverlight International Limited., the Company owned by the owner of Zhoppers, Inc., whereby First Priority Tax Solutions, Inc. has agreed to acquire the net assets of Zhoppers, Inc.

The Company is currently operating the Zshoppers ecommerce website.

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

Going concern

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying financials at June 30, 2018 and June 30, 2017, the Company had an accumulated deficit of $231,765 and $178,641 of continuing operations, respectively, and retained earnings of $126,286 and $90,992 from discontinued operations, as of June 30, 2018, and June 30, 2017, respectively. The Company has a working capital deficit (total current liabilities exceeded total current assets) of $30,956 and $27,794, at June 30, 2018 and June 30, 2017, respectively. The Company’s cash balance and revenues generated are not currently sufficient and cannot be projected to cover its operating expenses for the next twelve months from the filing date of this report. These factors among others raise substantial doubt about the Company’s ability to continue as a going concern for a reasonable period of time.

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

Basis of Presentation

The consolidated financial statements and related disclosures have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). These consolidated financial statements have been prepared using the accrual basis of accounting in accordance with Generally Accepted Accounting Principles (“GAAP”) of the United States.

Basis of Consolidation

These consolidated financial statements include the accounts of the Company and the acquired assets of Zshoppers, Inc. Inc. All material intercompany balances and transactions have been eliminated.

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

Revenue Recognition

The Company recognizes revenue from the sale of products and services in accordance with ASC 606,”Revenue Recognition” following the five steps procedure:

Step 1: Identify the contract(s) with customers

Step 2: Identify the performance obligations in the contract

Step 3: Determine the transaction price

Step 4: Allocate the transaction price to performance obligations

Step 5: Recognize revenue when the entity satisfies a performance obligation

The Company recognizes revenue when it satisfies its obligation by transferring control of the good or service to the customer. A performance obligation is satisfied over time if one of the following criteria are met:

a.	the customer simultaneously receives and consumes the benefits as the entity performs;

b.	the entity’s performance creates or enhances an asset that the customer controls as the asset is created or enhanced; or

c.	the entity’s performance does not create an asset with an alternative use to the entity, and the entity has an enforceable right to payment for performance completed to date.

The Company’s sales are completed through an online marketplace providing coupons and on-line discounts for products and services provided by third parties.

Cost of services include all expenses directly incurred to generate revenue, which include costs such as products purchases, processing fees, chargebacks and disputes, and shipping costs.

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

There were no potentially dilutive common shares outstanding for the reporting periods ending June 30, 2018 and June 30, 2017.

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

Note 3 – Contribution of Assets

On May 8, 2018, the Company entered into a Capital Contribution Agreement with our principal shareholder, Silverlight International Limited. Under the terms of the Capital Contribution Agreement, Silverlight contributed the assets of Zshoppers.com, an electronics and general products ecommerce website, valued at $100,000 to the Company, in exchange for the issuance of an additional 20,000 shares to Silverlight at $5 per share. The assets contributed to our Company consist of all assets used in the operation of the Zshoppers.com business, including, but not limited to Zshoppers domain names, social media accounts and email lists. In connection with the capital contribution, our Company pay the former owner of Zshoppers.com 25% profit share for one year from the date of acquisition, plus $1,000 per month for the Payment Period.

The acquisition of Zshoppers, Inc. met the definition of a business in accordance with FASB ASC Topic 805, "Business Combinations". As such, the Company accounted for the acquisition as a business combination.

The net assets (liabilities) acquired by First Priority Tax Solutions, Inc. from Zhoppers, Inc. on May 8, 2018 is summarized as follows:

Net Assets (Liabilities) Acquisition
Cash and cash equivalents	$951
Accounts payable	(2,461)
$(1,510)

Revenues of $5,917 and net loss of $2,968 since the acquisition date are included in the consolidated statements of operations for the year ended June 30, 2018.

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

The following table shows the results of operations of the rental property operations for years ended June 30, 2018 and 2017 which are included in the net income from discontinued operations:

	Years Ended
	June 30,
	2018	2017

Revenue	$38,855	$78,040
Cost of Revenue	1,000	13,241
GROSS PROFIT	37,855	64,799

OTHER INCOME (EXPENSE)
Other Income	583	3,000
Bad debt expense	(3,144)	-
	(2,561)	3,000

Net Income before Income Tax Provision	35,294	67,799

Income Tax Provision	-	-

NET INCOME FROM DISCONTINUED OPERATIONS	$35,294	$67,799

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

On May 8, 2018, the Company issued 20,000 shares of common stock to acquire the net assets from Zshoppers.

As of June 30, 2018 and June 30, 2017, the issued and outstanding common stock was 5,760,000 shares and 5,740,000 shares, respectively.

Note 7 – Related Party Transactions

On May 8, 2018, the Company entered into a Capital Contribution Agreement with our principal shareholder, Silverlight International Limited. Under the terms of the Capital Contribution Agreement, Silverlight contributed the assets of Zshoppers.com, an electronics and general products ecommerce website, valued at $100,000 to the Company, in exchange for the issuance of an additional 20,000 shares to Silverlight at $5 per share. The assets contributed to our Company consist of all assets used in the operation of the Zshoppers.com business, including, but not limited to Zshoppers domain names, social media accounts and email lists. In connection with the capital contribution, our Company pay the former owner of Zshoppers.com 25% profit share for one year from the date of acquisition, plus $1,000 per month for the Payment Period.

During the year ended June 30, 2018, the shareholder of the Company has made $12,978 payment for paying off operating expenses on behalf of the Company. As of June 30, 2018, the amount due to the shareholder was $12,978.

Note 8 – Income Tax

The Company provides for income taxes under ASC 740, “Income Taxes.” Under the asset and liability method of ASC 740, deferred tax assets and liabilities are recorded based on the differences between the financial statement and tax basis of assets and liabilities and the tax rates in effect when these differences are expected to reverse. A valuation allowance is provided for certain deferred tax assets if it is more likely than not that the Company will not realize tax assets through future operations.

On December 22, 2017, the United States enacted the Tax Cuts and Jobs Act (the “Act”) resulting in significant modifications to existing law. The Company has considered the accounting impact of the effects of the Act during the year ended June 30, 2018 including a reduction in the corporate tax rate from 34% to 21% among other changes.

The components of the Company’s deferred tax asset and reconciliation of income taxes computed at the new statutory rate of 21% to the income tax amount recorded as of June 30, 2018 and June 30, 2017 are as follows:

	June 30,	June 30,
	2018	2017
Net operating loss carryforward	$(105,479)	$(87,649)
Effective tax rate	21%	34%
Deferred tax asset	(22,151)	(29,801)
Less: Valuation allowance	22,151	29,801
Net deferred asset	$-	$-

The change in the valuation allowance during the years ended June 30, 2018 and June 30, 2017 was $22,151 and $29,801, respectively.

As of June 30, 2018, the Company had $105,479 in net operating losses (“NOLs”) that may be available to offset future taxable income, which begin to expire between 2034 and 2038. In accordance with Section 382 of the U.S. Internal Revenue Code. The usage of the Company’s net operating loss carry forwards is subject to annual limitations following greater than 50% ownership changes. Tax returns for the years ended 2014 through 2018 are subject to review by the tax authorities.

The changes in deferred tax assets related to the changes in tax rates are as follows:

	Tax Rate at 21%	Tax Rate at 34%	Changes

Year Ended June 30, 2017	$3,492	$5,654	$(2,162)
Year Ended June 30, 2018	$(3,744)	$(6,062)	$2,318

Note 9 – Subsequent Events

Management has evaluated subsequent events through the date these audited consolidated financial statements were available to be issued. Based on our evaluation no material events have occurred that require disclosure.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

There were no disagreements related to accounting principles or practices, financial statement disclosure, internal controls or auditing scope or procedure during the two fiscal years and interim periods.

Item 9A. Controls and Procedures

Our management, including our President and Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this report. Based upon that evaluation, our President and Chief Financial Officer have concluded that the disclosure controls and procedures as of June 30, 2018 were not effective, due to the material weaknesses discussed below, to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to our management, including our President and Chief Financial Officer, to allow timely decisions regarding disclosure.

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

Our management assessed the effectiveness of our system of internal control over financial reporting as of June 30, 2018. In making this assessment, our management used the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission COSO). Based on our assessment and the criteria set forth by COSO, our management believes that we did not maintain effective internal control over financial reporting as of June 30, 2018 due to the material weaknesses discussed below.

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

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

All directors of our company hold office until the next annual meeting of the security holders or until their successors have been elected and qualified. The officers of our company are appointed by our board of directors and hold office until their death, resignation or removal from office. Our directors and executive officers, their ages, positions held, and duration as such, are as follows:

Name	Position Held with the Company	Age	Date First Elected or Appointed
Hooi Chee Voon	President, Chief Executive Officer, Chief Financial Officer, Secretary, Treasurer and director.	47	December 1, 2017

Business Experience

The following is a brief account of the education and business experience during at least the past five years of each director, executive officer and key employee of our company, indicating the person’s principal occupation during that period, and the name and principal business of the organization in which such occupation and employment were carried out.

Hooi Chee Voon, President, Chief Executive Officer, Chief Financial Officer, Secretary, Treasurer and Director

Hooi Chee Voon graduated from Universiti Putra Malaysia in 1991 with a Bachelor of Accountancy and completed his Masters in Finance from Universiti Kebangsaan Malaysia in 1996. Since 1991 he has worked in various financial roles including as a financial analyst for PL Ong & CO, and was a finance manager at Dover Elevators Sdn Bhd until 2002. He subsequently moved to Podirect Trading Sdn Bhd as the Assistant Head Financial officer before taking up his last role as the Assistant Director of Finance at Smart Delux Enterprise in 2010.

Our company believes that Mr. Voon's professional background experience gives him the qualifications and skills necessary to serve as a director and officer of our company.

Term of Office

Our directors are appointed for a one-year term to hold office until the next annual general meeting of our stockholders or until removed from office in accordance with our bylaws. Our officers are appointed by our board of directors and hold office until removed by the board.

All officers and directors listed above will remain in office until the next annual meeting of our stockholders, and until their successors have been duly elected and qualified. There are no agreements with respect to the election of Directors. We have not compensated our Directors for service on our Board of Directors, any committee thereof, or reimbursed for expenses incurred for attendance at meetings of our Board of Directors and/or any committee of our Board of Directors. Officers are appointed annually by our Board of Directors and each Executive Officer serves at the discretion of our Board of Directors. We do not have any standing committees. Our Board of Directors may in the future determine to pay Directors’ fees and reimburse Directors for expenses related to their activities.

Employment Agreements

We have no formal employment agreements with any of our directors or officers.

Family Relationships

There are no family relationships between any of our directors, executive officers and proposed directors or executive officers.

Involvement in Certain Legal Proceedings

To the best of our knowledge, none of our directors or executive officers has, during the past ten years:

1.	been convicted in a criminal proceeding or been subject to a pending criminal proceeding (excluding traffic violations and other minor offences);

2.	had any bankruptcy petition filed by or against the business or property of the person, or of any partnership, corporation or business association of which he was a general partner or executive officer, either at the time of the bankruptcy filing or within two years prior to that time;

3.	been subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction or federal or state authority, permanently or temporarily enjoining, barring, suspending or otherwise limiting, his involvement in any type of business, securities, futures, commodities, investment, banking, savings and loan, or insurance activities, or to be associated with persons engaged in any such activity;

4.	been found by a court of competent jurisdiction in a civil action or by the SEC or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated;

5.	been the subject of, or a party to, any federal or state judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated (not including any settlement of a civil proceeding among private litigants), relating to an alleged violation of any federal or state securities or commodities law or regulation, any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order, or any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or

6.	been the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Exchange Act (15 U.S.C. 78c(a)(26)), any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act (7 U.S.C. 1(a)(29)), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

Compliance with Section 16(A) of the Securities Exchange Act of 1934

Our common stock is not registered pursuant to Section 12 of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Accordingly, our executive officers and directors and persons who own more than 10% of a registered class of our equity securities are not subject to the beneficial ownership reporting requirements of Section 16(1) of the Exchange Act.

Code of Ethics

We have not adopted a Code of Business Conduct and Ethics.

Board and Committee Meetings

Our board of directors held no formal meetings during the year ended June 30, 2018. All proceedings of the board of directors were conducted by resolutions consented to in writing by all the directors and filed with the minutes of the proceedings of the directors. Such resolutions consented to in writing by the directors entitled to vote on that resolution at a meeting of the directors are, according to the Delaware General Corporation Law and our Bylaws, as valid and effective as if they had been passed at a meeting of the directors duly called and held.

Nomination Process

As of June 30, 2018, we did not effect any material changes to the procedures by which our shareholders may recommend nominees to our board of directors. Our board of directors does not have a policy with regards to the consideration of any director candidates recommended by our shareholders. Our board of directors has determined that it is in the best position to evaluate our company’s requirements as well as the qualifications of each candidate when the board considers a nominee for a position on our board of directors. If shareholders wish to recommend candidates directly to our board, they may do so by sending communications to the president of our company at the address on the cover of this annual report.

Audit Committee

Currently our audit committee consists of our entire board of directors. We do not have a standing audit committee as we currently have limited working capital and minimal revenues. Should we be able to raise sufficient funding to execute our business plan, we will form an audit, compensation committee and other applicable committees utilizing our directors’ expertise.

Audit Committee Financial Expert

Currently our audit committee consists of our entire board of directors. We do not currently have a director who is qualified to act as the head of the audit committee.

Item 11. Executive Compensation

The particulars of the compensation paid to the following persons:

(a)	our principal executive officer;

(b)	each of our two most highly compensated executive officers who were serving as executive officers at the end of the years ended June 30, 2018 and 2017; and

(c)	up to two additional individuals for whom disclosure would have been provided under (b) but for the fact that the individual was not serving as our executive officer at the end of the years ended June 30, 2018 and 2017, who we will collectively refer to as the named executive officers of our company, are set out in the following summary compensation table, except that no disclosure is provided for any named executive officer, other than our principal executive officers, whose total compensation did not exceed $100,000 for the respective fiscal year:

SUMMARY COMPENSATION TABLE
Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensa-tion ($)	Change in Pension Value and Nonqualified Deferred Compensa-tion Earnings ($)	All Other Compensa-tion ($)	Total ($)
Hooi Chee Voon(1)	2018	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil
President, CEO, CFO Treasurer, Secretary and Director	2017	N/A	N/A	N/A	N/A	N/A	N/A	N/A	N/A

Michael Heitz (2) Former President	2018 2017	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil

Steve Ireland (3) Former Secretary	2018 2017	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil

(1)	Hooi Chee Voon was appointed President, Chief Executive Officer, Chief Financial Officer, Treasurer, Secretary and Director on December 1, 2017.

(2)	Mr. Hudson resigned all positions on December 1, 2017.

(3)	Mr. Ireland and resigned all positions on December 1, 2017.

There are no arrangements or plans in which we provide pension, retirement or similar benefits for directors or executive officers. Our directors and executive officers may receive share options at the discretion of our board of directors in the future. We do not have any material bonus or profit sharing plans pursuant to which cash or non-cash compensation is or may be paid to our directors or executive officers, except that share options may be granted at the discretion of our board of directors.

Grants of Plan-Based Awards

During the fiscal year ended June 30, 2018 we did not grant any stock options.

Option Exercises and Stock Vested

During our fiscal year ended June 30, 2018 there were no options exercised by our named officers.

Compensation of Directors

We do not have any agreements for compensating our directors for their services in their capacity as directors, although such directors are expected in the future to receive stock options to purchase shares of our common stock as awarded by our board of directors.

No compensation was paid to non-employee directors for the year ended June 30, 2018.

Pension, Retirement or Similar Benefit Plans

There are no arrangements or plans in which we provide pension, retirement or similar benefits for directors or executive officers. We have no material bonus or profit sharing plans pursuant to which cash or non-cash compensation is or may be paid to our directors or executive officers, except that stock options may be granted at the discretion of the board of directors or a committee thereof.

Indebtedness of Directors, Senior Officers, Executive Officers and Other Management

None of our directors or executive officers or any associate or affiliate of our company during the last two fiscal years, is or has been indebted to our company by way of guarantee, support agreement, letter of credit or other similar agreement or understanding currently outstanding.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth, as of September 10, 2018, certain information with respect to the beneficial ownership of our common and preferred shares by each shareholder known by us to be the beneficial owner of more than 5% of our common and preferred shares, as well as by each of our current directors and executive officers as a group. Each person has sole voting and investment power with respect to the shares of common and preferred stock, except as otherwise indicated. Beneficial ownership consists of a direct interest in the shares of common and preferred stock, except as otherwise indicated.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Class(1)
Hooi Chee Voon(2) New Horizon Buidling, Ground Floor 3 ½ Miles Philip S.W. Goldson Highway Belize City, Belize	4,020,000	69.79%
Directors and Executive Officers as a Group	4,020,000	69.79%
Silverlight International Ltd.(2) New Horizon Buidling, Ground Floor 3 ½ Miles Philip S.W. Goldson Highway Belize City, Belize	4,020,000	69.9%

_______________

(1)	Under Rule 13d-3, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person’s actual ownership or voting power with respect to the number of shares of common stock actually outstanding on September 10, 2018. As of September 10, 2018 there were 5,760,000 shares of our company’s common stock issued and outstanding.

(2)	The shares attributed to Hooi Chee Voon, as a director and officer of our company, are owned by Silverlight, an entity that is controlled by Hooi Chee Voon. Hooi Chee Voon is our President, Chief Executive Officer, Chief Financial Officer, Secretary, Treasurer and director.

Changes in Control

We are unaware of any contract or other arrangement or provisions of our Articles or Bylaws the operation of which may at a subsequent date result in a change of control of our company. There are not any provisions in our Articles or Bylaws, the operation of which would delay, defer, or prevent a change in control of our company.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Except as disclosed herein, no director, executive officer, shareholder holding at least 5% of shares of our common stock, or any family member thereof, had any material interest, direct or indirect, in any transaction, or proposed transaction since the year ended June 30, 2018, in which the amount involved in the transaction exceeded or exceeds the lesser of $120,000 or one percent of the average of our total assets at the year-end for the last three completed fiscal years.

Director Independence

We currently act with one director, Hooi Chee Voon.

We have determined we do not have an independent director, as that term is used in Rule 4200(a)(15) of the Rules of National Association of Securities Dealers.

Currently our audit committee consists of our entire board of directors. We currently do not have nominating, compensation committees or committees performing similar functions. There has not been any defined policy or procedure requirements for shareholders to submit recommendations or nomination for directors.

From inception to present date, we believe that the members of our audit committee and the board of directors have been and are collectively capable of analyzing and evaluating our financial statements and understanding internal controls and procedures for financial reporting.

Item 14. Principal Accounting Fees and Services

The aggregate fees billed for the most recently completed fiscal year ended June 30, 2018 and for fiscal year ended June 30, 2017 for professional services rendered by the principal accountant for the audit of our annual financial statements and review of the financial statements included in our quarterly reports on Form 10-Q and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

	Year Ended
	June 30, 2018		June 30, 2017
Audit Fees		$16,000	$14,500
Audit Related Fees	Nil		Nil
Tax Fees	$	Nil	Nil
All Other Fees	$	Nil	Nil
Total		$16,000	$14,500

Our board of directors pre-approves all services provided by our independent auditors. All of the above services and fees were reviewed and approved by the board of directors either before or after the respective services were rendered.

Our board of directors has considered the nature and amount of fees billed by our independent auditors and believes that the provision of services for activities unrelated to the audit is compatible with maintaining our independent auditors’ independence.

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a)	Financial Statements

(1)	Financial statements for our company are listed in the index under Item 8 of this document.

(2)	All financial statement schedules are omitted because they are not applicable, not material or the required information is shown in the financial statements or notes thereto.

(b)	Exhibits

Exhibit Number	Description
(3)
3.1	Certificate of Incorporation(1)
3.2	By-laws(1)
(31)	Rule 13a-14 (d)/15d-14d) Certifications
31.1*	Section 302 Certification by the Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer
(32)	Section 1350 Certifications
32.1**	Section 906 Certification by the Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer
101**	Interactive Data File
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

_________

(1)	Incorporated by reference to the exhibits included with Registration Statement on Form S-11 (No. 333-199336), declared effective by the U.S. Securities and Exchange Commission on February 5, 2015.

* Filed herewith.

** Furnished herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

FIRST PRIORITY TAX SOLUTIONS INC.
(Registrant)
Dated: October 11, 2018	/s/ Hooi Chee Voon
Hooi Chee Voon
President, Chief Executive Officer, Chief Financial Officer, and Director
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: October 11, 2018	/s/ Hooi Chee Voon
Hooi Chee Voon
President, Chief Executive Officer, Chief Financial Officer, and Director
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

