Form 10-Q
period 2018-09-30
First Priority Tax Solutions Inc.
filed 2018-11-19
CIK 1622408

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

or

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________ to _________________

Commission File Number 333-199336

First Priority Tax Solutions Inc.
(Exact name of registrant as specified in its charter)

Delaware	46-5250836
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

329 S. Oyster Bay Road, Plainview, NY	11803
(Address of principal executive offices)	(Zip Code)

(315) 274-1520

(Registrant’s telephone number, including area code)

N/A

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ YES     ☐ NO

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☒ YES     ☐ NO

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐		Accelerated filer	☐
Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☒
			Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) ☐ YES      ☒ NO

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY

PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. ☐ YES     ☐ NO

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

5,760,000 common shares issued and outstanding as of November 19, 2018.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

First Priority Tax Solutions Inc.

Condensed Consolidated Balance Sheets

	September 30, 2018	June 30, 2018
	(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$-	$3,005
Total Current Assets	-	3,005

TOTAL ASSETS	$-	$3,005

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts payable and accrued liabilities	$21,606	$20,983
Due to shareholder	21,908	12,978
Total Liabilities	43,514	33,961

Stockholders’ Deficit
Preferred stock par value $0.000001: 8,000,000 shares authorized, none issued and outstanding	-	-
Common stock par value $0.000001: 92,000,000 shares authorized, 5,760,000 shares issued and outstanding	6	6
Additional paid-in capital	74,517	74,517
Accumulated deficit	(244,323)	(231,765)
Retained earnings from discontinued operations	126,286	126,286
Total Stockholders’ Deficit	(43,514)	(30,956)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$-	$3,005

See accompanying notes to the unaudited condensed consolidated financial statements.

First Priority Tax Solutions Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended
	September 30,
	2018	2017

Revenue	$2,046	$-
Cost of Revenue	1,919	-
GROSS PROFIT	127	-

OPERATING EXPENSES
Professional fees	$11,367	$11,901
General and administrative	1,318	3,489
Total Operating Expenses	12,685	15,390

OTHER INCOME (EXPENSES)
Interest expense	-	(857)
	-	(857)

NET LOSS FROM CONTINUED OPERATIONS before Income Taxes	(12,558)	(16,247)

Income Taxes	-	-
NET LOSS FROM CONTINUED OPERATIONS	(12,558)	(16,247)

NET INCOME FROM DISCONTINUED OPERATIONS	-	26,848

NET INCOME (LOSS)	$(12,558)	$10,601

LOSS FROM CONTINUED OPERATIONS PER SHARE: BASIC AND DILUTED	$(0.00)	$(0.00)
INCOME FROM DISCONTINUED OPERATIONS PER SHARE: BASIC AND DILUTED	$0.00	$0.00

NET INCOME (LOSS) PER SHARE: BASIC AND DILUTED	$(0.00)	$0.00
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC AND DILUTED	5,760,000	5,740,000

See accompanying notes to the unaudited condensed consolidated financial statements.

First Priority Tax Solutions Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended
	September 30,
	2018	2017

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss from continuing operations	$(12,558)	$(16,247)
Net income from discontinued operations	-	26,848
Changes in operating assets and liabilities:
Change in Assets (Liabilities) from discontinued operations	-	(615)
Accounts payable and accrued liabilities	623	-
Net cash provided by (used in) operating activities	(11,935)	9,986

CASH FLOWS FROM FINANCING ACTIVITIES
Advancement from a shareholder	8,930	-
Net cash provided by financing activities	8,930	-

Net increase (decrease) in cash and cash equivalents	(3,005)	9,986
Cash and cash equivalents - beginning of period	3,005	17,329
Cash and cash equivalents - end of period	$-	$27,315

Supplemental Cash Flow Disclosures
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

See accompanying notes to the unaudited condensed consolidated financial statements.

First Priority Tax Solutions Inc.

September 30, 2018

Notes to Unaudited Condensed Consolidated Financial Statements

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

Basis of Presentation – Unaudited Interim Financial Information

The accompanying unaudited condensed interim financial statements and related notes have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information, and with the rules and regulations of the United States Securities and Exchange Commission (“SEC”) to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. The unaudited condensed interim financial statements furnished reflect all adjustments (consisting of normal recurring accruals) which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented. Interim results are not necessarily indicative of the results for the full year. These condensed unaudited consolidated financial statements should be read in conjunction with the financial statements of the Company for the reporting period ended June 30, 2018 and notes thereto contained in the Company’s Annual Report on Form 10-K filed with the SEC on October 11, 2018.

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

Discontinued Operations

On December 1, 2017, as a result of the change of control of the Company, the Company transferred all of its assets and liabilities to its primary shareholder. Please refer to Note 5 and 6.

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

There were no potentially dilutive common shares outstanding for the reporting periods ending September 30, 2018 and June 30, 2018.

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

Note 3 – Going Concern

The Company has elected to adopt early application of Accounting Standards Update No. 2014-15,”Presentation of Financial Statements—Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (“ASU 2014-15”).

The accompanying unaudited condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying financials at September 30, 2018 and June 30, 2018, the Company had an accumulated deficit of $244,323 and $231,765 of continuing operations, respectively, and retained earnings of $126,286 and $126,286 from discontinued operations, as of September 30, 2018, and June 30, 2018, respectively. The Company has a working capital deficit (total current liabilities exceeded total current assets) of $43,514 and $30,956, at September 30, 2018 and June 30, 2018, respectively. The Company’s cash balance and revenues generated are not currently sufficient and cannot be projected to cover its operating expenses for the next twelve months from the filing date of this report. These factors among others raise substantial doubt about the Company’s ability to continue as a going concern for a reasonable period of time.

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

Note 4 – Contribution of Assets

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

The acquisition of Zshoppers, Inc. met the definition of a business in accordance with FASB ASC Topic 805, ”Business Combinations”. As such, the Company accounted for the acquisition as a business combination.

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

Note 5 – Disposal of Net Liabilities

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

Note 6 – Discontinued Operations

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

The following table shows the results of operations of the rental property operations for the three months ended September 30, 2018 and 2017 which are included in the net income from discontinued operations:

	Three Months Ended
	September 30,
	2018	2017

Revenue	$-	$27,348
Cost of Revenue	-	500
GROSS PROFIT	-	26,848

Net Income before Income Tax Provision	-	26,848

Income Tax Provision	-	-

NET INCOME FROM DISCONTINUED OPERATIONS	$-	$26,848

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

As of September 30, 2018 and June 30, 2018, the issued and outstanding common stock was 5,760,000 shares and 5,760,000 shares, respectively.

Note 8 – Related Party Transactions

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

During the three months ended September 30, 2018, the shareholder of the Company has made $8,930 net advancement for paying off operating expenses on behalf of the Company. As of September 30, 2018, the amount due to the shareholder was $21,908.

Note 9 – Subsequent Events

Management has evaluated subsequent events through the date these unaudited condensed consolidated financial statements were available to be issued. Based on our evaluation no material events have occurred that require disclosure.

Item 2. Management’s Discussion and Analysis of Financial Condition or Plan of Operation

FORWARD-LOOKING STATEMENTS

This quarterly report contains forward-looking statements. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may”, “should”, “expects”, “plans”, “anticipates”, “believes”, “estimates”, “predicts”, “potential” or “continue” or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors that may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

Our unaudited consolidated financial statements are prepared in accordance with United States Generally Accepted Accounting Principles. The following discussion should be read in conjunction with our financial statements and the related notes that appear elsewhere in this quarterly report. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed below and elsewhere in this quarterly report.

In this quarterly report, unless otherwise specified, all dollar amounts are expressed in United States dollars and all references to “common shares” refer to the common shares in our capital stock.

As used in this quarterly report, the terms “we”, “us”, “our” and “our company” mean First Priority Tax Solutions Inc. and our wholly owned subsidiary, First Tax Priority Solutions Inc., a Delaware corporation, unless otherwise indicated.

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

Results of Operations – Three Months Ended September 30, 2018 and 2017

The following summary of our results of operations should be read in conjunction with our consolidated financial statements for the years ended September 30, 2018 and 2017, which are included herein.

Our operating results for the three months ended September 30, 2018 and 2017, and the changes between those periods for the respective items are summarized as follows:

	Three Months Ended
	September30, 2018	September 30, 2017	Change
Revenue	$2,046	$-	$2,046
Cost of Revenue	$(1,919)	$-	$(1,919)
Operating expenses	$(12,685)	$(15,390)	$2,705
Net loss from continued operations	$(12,558)	$(16,247)	$3,689
Net income from discontinued operations	$-	$26,848	$(26,848)
Net income (loss)	$(12,558)	$10,601	$(23,159)

We recognized limited revenues of $2,046 for the three months ended September 30, 2018.

Net loss was $12,558 for the three months ended September 30, 2018 and net income was $10,601 for the three months ended September 30, 2017. During the three months ended September 30, 2018, net loss from continued operations decreased comparing to the comparative period, but we had no net income from continued operations.

Net loss from continued operations from the three months ended September 30, 2018 and September 30, 2017 was $12,685 and $15,390, respectively. The decrease in net loss from continued operations was mainly attributed to decline in operations expenses.

Operating expenses for the three months ended September 30, 2018 and September 30, 2017 were $12,685 and $15,390 respectively. The decrease in the operating expenses were primarily attributed to the decrease in professional fees.

We recorded $0 and $26,848 in net income from discontinued operations for the three months ended September 30, 2018 and 2017, respectively.

Liquidity and Capital

Working Capital

	As of September 30, 2018	As of June 30, 2018	Change
Current Assets	$-	$3,005	$(3,005)
Current Liabilities	$43,514	$33,961	$9,553
Working Capital (Deficit)	$(43,514)	$(30,956)	$(12,558)

	Three Months Ended
	September 30, 2018	September 30, 2017
Cash Flows used in Operating Activities	$(11,935)	$9,986
Cash Flows used in Investing Activities	-	-
Cash Flows provided by Financing Activities	8,930	-
Net Increase (Decrease) in Cash During Period	$(3,005)	$9,986

	As of June 30, 2018	As of June 30, 2017	Change
Current Assets	$3,005	$17,329	$(14,324)
Current Liabilities	$33,961	$45,123	$(11,162)
Working Capital (Deficit)	$(30,956)	$(27,794)	$(3,162)

	Year Ended
	June 30, 2018	June 30, 2017
Cash Flows provided by (used in) Operating Activities	$(27,302)	$8,654
Cash Flows used in Investing Activities	-	-
Cash Flows provided by Financing Activities	12,978	-
Net Increase (Decrease) in Cash During Period	$(14,324)	$8,654

The financial statements included in this yearly report have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the financial statements at September 30, 2018 and June 30, 2018, we had an accumulated deficit of $244,323 and $231,765 of continuing operations, respectively, and retained earnings of $126,286 and $126,286 from discontinued operations, as of September 30, 2018, and June 30, 2018, respectively. We had a working capital deficit (total current liabilities exceeded total current assets) of $43,514 and $30,956, at September 30, 2018 and June 30, 2018, respectively. Our cash balance and revenues generated are not currently sufficient and cannot be projected to cover our operating expenses for the next 12 months from the filing date of this report. These factors among others raise substantial doubt about our ability to continue as a going concern for a reasonable period of time.

As of September 30, 2018 we had $0 in cash and a working capital deficit of $43,514. As of June 30, 2018, we had $3,005 in cash and a working capital deficit of $30,956.

Cash Flows from Operating Activities

Net cash used by our operating activities for the three months ended September 30, 2018 totaled $11,935, compared to net cash provided by our operations for the three months ended September 30, 2017 of $9,986. The change in cash used was due primarily to a decrease in net loss from continuing operations, offset by an increase in accounts payable and accrued liabilities.

Cash Flows Used in Investing Activities

For the three months ended September 30, 2018 and September 30, 2017, we had no investing activities.

Cash Flows from Financing Activities

Net cash provided by financing activities was $8,930 for the three months ended September 30, 2018 from payment made by the shareholder to vendors on behalf of the Company. Net cash provided by financing activities was $0 for the three months ended September 30, 2017.

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

Liquidity and Capital Resources

Our cash balance at September 30, 2018 was $0, with $43,514 in outstanding current liabilities, consisting of $21,606 in accounts payable and accrued liabilities and $21,908 in due to shareholder. We estimate total expenditures over the next 12 months are expected to be approximately $50,000.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As a “smaller reporting company”, we are not required to provide the information required by this Item.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management is responsible for establishing and maintaining a system of disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) that is designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive officer or officers and principal financial officer or officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2018. Based on that evaluation, our management concluded that our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms as a result of the following material weaknesses:

The specific material weakness identified by our management was ineffective controls over certain aspects of the financial reporting process because of a lack of a sufficient complement of personnel with a level of accounting expertise and an adequate supervisory review structure that is commensurate with our financial reporting requirements and inadequate segregation of duties. A “material weakness” is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements would not be prevented or detected on a timely basis.

We expect to be materially dependent upon a third party to provide us with accounting consulting services for the foreseeable future. Until such time as we have a chief financial officer with the requisite expertise in U.S. GAAP, there are no assurances that the material weaknesses in our disclosure controls and procedures and internal control over financial reporting will not result in errors in our financial statements which could lead to a restatement of those financial statements.

Changes in Internal Controls

There have been no changes in our internal controls over financial reporting identified in connection with the evaluation required by paragraph (d) of Securities Exchange Act Rule 13a-15 or Rule 15d-15 that occurred in the quarter ended September 30, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

As a “smaller reporting company”, we are not required to provide the information required by this Item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

None.

Item 6. Exhibits

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

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIRST PRIORITY TAX SOLUTIONS INC.
(Registrant)
Dated: November 19, 2018	/s/ Hooi Chee Voon
Hooi Chee Voon
President, Chief Executive Officer, Chief Financial Officer and Director
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

