Form 10-Q
period 2018-12-31
First Priority Tax Solutions Inc.
filed 2019-02-12
CIK 1622408

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2018

or

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

5,760,000 common shares issued and outstanding as of February 10, 2019.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

First Priority Tax Solutions Inc.

Condensed Consolidated Balance Sheets

	December 31, 2018	June 30, 2018
	(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$-	$3,005
Total Current Assets	-	3,005

TOTAL ASSETS	$-	$3,005

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts payable and accrued liabilities	$16,507	$20,983
Due to shareholder	33,171	12,978
Total Liabilities	49,678	33,961

Stockholders’ Deficit
Preferred stock par value $0.000001: 8,000,000 shares authorized, none issued and outstanding	-	-
Common stock par value $0.000001: 92,000,000 shares authorized, 5,760,000 and 5,760,000 shares issued and outstanding, respectively	6	6
Additional paid-in capital	74,517	74,517
Accumulated deficit	(234,129)	(217,711)
Retained earnings from discontinued operations	109,928	112,232
Total Stockholders’ Deficit	(49,678)	(30,956)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$-	$3,005

See accompanying notes to the unaudited condensed consolidated financial statements.

First Priority Tax Solutions Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2018	2017	2018	2017

Revenue	$-	$-	$-	$-
Cost of Revenue	-	-	-	-
GROSS PROFIT	-	-	-	-

OPERATING EXPENSES
Professional fees	$5,981	$9,570	$16,418	$21,471
General and administrative	-	1,005	-	4,494
Total Operating Expenses	5,981	10,575	16,418	25,965

OTHER INCOME (EXPENSES)
Interest expense	-	-	-	(857)
	-	-	-	(857)

NET LOSS FROM CONTINUED OPERATIONS before Income Taxes	(5,981)	(10,575)	(16,418)	(26,822)

Income Taxes	-	-	-	-
NET LOSS FROM CONTINUED OPERATIONS	(5,981)	(10,575)	(16,418)	(26,822)

NET INCOME (LOSS) FROM DISCONTINUED OPERATIONS	(183)	11,590	(2,304)	38,438

NET INCOME (LOSS)	$(6,164)	$1,015	$(18,722)	$11,616

LOSS FROM CONTINUED OPERATIONS PER SHARE: BASIC AND DILUTED	$(0.00)	$(0.00)	$(0.00)	$(0.00)
INCOME (LOSS) FROM DISCONTINUED OPERATIONS PER SHARE: BASIC AND DILUTED	$(0.00)	$0.00	$0.00	$0.01

NET INCOME (LOSS) PER SHARE: BASIC AND DILUTED	$(0.00)	$0.00	$(0.00)	$0.00
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC AND DILUTED	5,760,000	5,740,000	5,760,000	5,740,000

See accompanying notes to the unaudited condensed consolidated financial statements.

First Priority Tax Solutions Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended
	December 31,
	2018	2017

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss from continuing operations	$(16,418)	$(26,822)
Net income (loss) from discontinued operations	(2,304)	38,438
Changes in operating assets and liabilities:
Change in Assets (Liabilities) from discontinued operations	-	(28,945)
Accounts payable and accrued liabilities	(4,476)	-
Net cash used in operating activities	(23,198)	(17,329)

CASH FLOWS FROM FINANCING ACTIVITIES
Advancement from a shareholder	20,193	-
Net cash provided by financing activities	20,193	-

Net decrease in cash and cash equivalents	(3,005)	(17,329)
Cash and cash equivalents - beginning of period	3,005	17,329
Cash and cash equivalents - end of period	$-	$-

Supplemental Cash Flow Disclosures
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

See accompanying notes to the unaudited condensed consolidated financial statements.

First Priority Tax Solutions Inc.

December 31, 2018

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

On October 1, 2018, First Priority Tax Solutions, Inc. disposed of Zhoppers, Inc.

The Company is currently seeking for a new business plan.

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

On October 1, 2018, First Priority Tax Solutions, Inc. disposed of Zhoppers, Inc. for which the Company acquired their net assets on May 8, 2018. Please refer to Note 6.

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

The accompanying unaudited condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying financials at December 31, 2018 and June 30, 2018, the Company had an accumulated deficit of $234,129 and $217,711 of continuing operations, respectively, and retained earnings of $109,928 and $112,232 from discontinued operations, as of December 31, 2018, and June 30, 2018, respectively. The Company has a working capital deficit (total current liabilities exceeded total current assets) of $49,678 and $30,956, at December 31, 2018 and June 30, 2018, respectively. The Company’s cash balance and revenues generated are not currently sufficient and cannot be projected to cover its operating expenses for the next twelve months from the filing date of this report. These factors among others raise substantial doubt about the Company’s ability to continue as a going concern for a reasonable period of time.

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

On October 1, 2018, First Priority Tax Solutions, Inc. disposed of Zhoppers, Inc. for which the Company acquired their net assets on May 8, 2018.

The sales of net liabilities qualified as a discontinued operation of the Company and accordingly, the Company has excluded results of the operations from its Condensed Statements of Operations to present the revenue and cost of revenue from the real estate activity in discontinued operations.

The following table shows the results of operations of the ecommerce and rental property operations for the six months and three months ended December 31, 2018 and 2017 which are included in the net income from discontinued operations:

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2018	2017	2018	2017

Revenue	$-	$11,507	$2,046	$38,855
Cost of Revenue	-	500	1,919	1,000
GROSS PROFIT	-	11,007	127	37,855

OPERATING EXPENSES
Professional fees	-	-	930	-
General and administrative	183	-	1,501	-
Total Operating Expenses	183	-	2,431	-

OTHER INCOME
Other Income	-	583	-	583
	-	583	-	583

Net Income (Loss) before Income Tax Provision	(183)	11,590	(2,304)	38,438

Income Tax Provision	-	-	-	-

NET INCOME (LOSS) FROM DISCONTINUED OPERATIONS	$(183)	$11,590	$(2,304)	$38,438

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

As of December 31, 2018 and June 30, 2018, the issued and outstanding common stock was 5,760,000 shares and 5,760,000 shares, respectively.

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

During the six months ended December 31, 2018, the shareholder of the Company has made $20,193 net advancement for paying off operating expenses on behalf of the Company. As of December 31, 2018, the amount due to the shareholder was $33,171.

Note 9 – Subsequent Events

Management has evaluated subsequent events through the date these unaudited condensed consolidated financial statements were available to be issued. Based on our evaluation no material events have occurred that require disclosure.

Item 2. Management's Discussion and Analysis of Financial Condition or Plan of Operation

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

On October 1, 2018, First Priority Tax Solutions, Inc. disposed of Zhoppers, Inc.

The Company is currently seeking for a new business plan.

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

On October 1, 2018, First Priority Tax Solutions, Inc. disposed of Zhoppers, Inc.

The Company is currently seeking for a new business plan.

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

Results of Operations

The following summary of our operations should be read in conjunction with our unaudited consolidated financial statements for the six months ended December 31, 2018 and 2017.

Three Months Ended December 31, 2018 Compared to Three Months Ended December 31, 2017

Our operating results for the three months ended December 31, 2018 and 2017, and the changes between those periods for the respective items are summarized as follows:

	December 31, 2018	December 31, 2017	Change
Revenue	$-	$-	$-
Cost of Revenue	$-	$-	$-
Operating expenses	$(5,981)	$(10,575)	$4,594
Net loss from continued operations	$(5,981)	$(10,575)	$4,594
Net income (loss) from discontinued operations	$(183)	$11,590	$(11,773)
Net income (loss)	$(6,164)	$1,015	$(7,179)

We had no revenue for the three months ended December 31, 2018. On October 1, 2018, the Company disposed of Zshoppers. The Company is currently seeking for new business plan.

Net loss was $6,164 for the three months ended December 31, 2018 and net income was $1,015 for the three months ended December 31, 2017 mainly attributed to the decrease in net income from discontinued operations during the three months ended December 31, 2018 comparing to the comparative period.

Net loss from continued operations from the three months ended December 31, 2018 and December 31, 2017 was $5,981 and $10,575, respectively. The decrease in net loss from continued operations was mainly attributed to decline in operations expenses for decrease in professional fees.

We had net loss from discontinued operations of $183 for the three months ended December 31, 2018 and recognized net income from discontinued operations of $11,590 during the three months ended December 31, 2017.

Six Months Ended December 31, 2018 Compared to Six Months Ended December 31, 2017

Our operating results for the six months ended December 31, 2018 and 2017, and the changes between those periods for the respective items are summarized as follows:

	Six Months Ended
	December 31, 2018	December 31, 2017	Change
Revenue	$-	$-	$-
Cost of Revenue	$-	$-	$-
Operating expenses	$(16,418)	$(25,965)	$9,547
Net loss from continued operations	$(16,418)	$(26,822)	$10,404
Net income (loss) from discontinued operations	$(2,304)	$38,438	$(40,742)
Net income (loss)	$(18,722)	$11,616	$(30,338)

We had no revenue for the six months ended December 31, 2018. On October 1, 2018, the Company disposed of Zshoppers. The Company is currently seeking for new business plan.

Net loss was $18,722 for the six months ended December 31, 2018 and net income was $11,616 for the six months ended December 31, 2017 mainly attributed to the decrease in net income from discontinued operations during the six months ended December 31, 2018 comparing to the comparative period.

Net loss from continued operations from the six months ended December 31, 2018 and December 31, 2017 was $16,418 and $26,822, respectively. The decrease in net loss from continued operations was mainly attributed to decline in operations expenses for decrease in professional fees.

We had net loss from discontinued operations of $2,304 for the six months ended December 31, 2018 and recognized net income from discontinued operations of $38,438 during the six months ended December 31, 2017.

Liquidity and Capital

Working Capital

	As of December 31, 2018	As of June 30, 2018	Change
Current Assets	$-	$3,005	$(3,005)
Current Liabilities	$49,678	$33,961	$15,717
Working Capital (Deficit)	$(49,678)	$(30,956)	$(18,722)

	Six Months Ended
	December 31, 2018	December 31, 2017
Cash Flows used in Operating Activities	$(23,198)	$(17,329)
Cash Flows used in Investing Activities	-	-
Cash Flows provided by Financing Activities	20,193	-
Net Decrease in Cash During Period	$(3,005)	$(17,329)

The financial statements included in this yearly report have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the financial statements at December 31, 2018 and June 30, 2018, we had an accumulated deficit of $234,129 and $217,711 of continuing operations, respectively, and retained earnings of $109,928 and $112,232 from discontinued operations, as of December 31, 2018, and June 30, 2018, respectively. We had a working capital deficit (total current liabilities exceeded total current assets) of $49,678 and $30,956, at December 31, 2018 and June 30, 2018, respectively. Our cash balance and revenues generated are not currently sufficient and cannot be projected to cover our operating expenses for the next 12 months from the filing date of this report. These factors among others raise substantial doubt about our ability to continue as a going concern for a reasonable period of time.

Cash Flows from Operating Activities

Net cash used in our operating activities for the six months ended December 31, 2018 totaled $23,198, compared to net cash used in our operations for the six months ended December 31, 2017 of $17,329. The change in cash used was due primarily to a decrease in net income from discontinuing operations.

Cash Flows from Investing Activities

For the six months ended December 31, 2018 and December 31, 2017, we had no investing activities.

Cash Flows from Financing Activities

For the six months ended December 31, 2018, net cash provided by financing activities was $20,193 attributed to the advancement from a shareholder for paying off operating expenses on behalf of the Company. For the six months ended December 31, 2017, we had no financing activities.

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

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2018. Based on that evaluation, our management concluded that our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms as a result of the following material weaknesses:

The specific material weakness identified by our management was ineffective controls over certain aspects of the financial reporting process because of a lack of a sufficient complement of personnel with a level of accounting expertise and an adequate supervisory review structure that is commensurate with our financial reporting requirements and inadequate segregation of duties. A "material weakness" is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the company's annual or interim financial statements would not be prevented or detected on a timely basis.

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

Changes in Internal Controls

There have been no changes in our internal controls over financial reporting identified in connection with the evaluation required by paragraph (d) of Securities Exchange Act Rule 13a-15 or Rule 15d-15 that occurred in the quarter ended December 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

FIRST PRIORITY TAX SOLUTIONS INC.
(Registrant)

Dated: February 12, 2019	/s/ Hooi Chee Voon
Hooi Chee Voon
President, Chief Executive Officer, Chief Financial Officer and Director
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

