Form 10-Q
period 2019-03-31
First Priority Tax Solutions Inc.
filed 2019-05-09
CIK 1622408

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

or

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________________ to __________________

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

☒ YES ☐ NO

Indicate by check mark whether the registrant has submitted every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

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
5,760,000 common shares issued and outstanding as of May ____, 2019.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

First Priority Tax Solutions Inc.

Condensed Consolidated Balance Sheets

	March 31, 2019	June 30, 2018
	(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$-	$3,005
Total Current Assets	-	3,005

TOTAL ASSETS	$-	$3,005

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts payable and accrued liabilities	$12,427	$20,983
Due to shareholder	45,491	12,978
Total Liabilities	57,918	33,961

Stockholders’ Deficit
Preferred stock par value $0.000001: 8,000,000 shares authorized, none issued and outstanding	-	-
Common stock par value $0.000001: 92,000,000 shares authorized, 5,760,000 issued and outstanding	6	6
Additional paid-in capital	74,517	74,517
Accumulated deficit	(242,346)	(217,711)
Retained earnings from discontinued operations	109,905	112,232
Total Stockholders’ Deficit	(57,918)	(30,956)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$-	$3,005

See accompanying notes to the unaudited condensed consolidated financial statements.

First Priority Tax Solutions Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2019	2018	2019	2018

Revenue	$-	$-	$-	$-
Cost of Revenue	-	-	-	-
GROSS PROFIT	-	-	-	-

OPERATING EXPENSES
Professional fees	$6,655	$11,291	$23,073	$32,762
General and administrative	-	-	1,562	1,350
Total Operating Expenses	6,655	11,291	24,635	34,112

OTHER INCOME (EXPENSE)
Interest expense	-	-	-	(857)
	-	-	-	(857)

NET LOSS FROM CONTINUED OPERATIONS before Income Taxes	(6,655)	(11,291)	(24,635)	(34,969)

Income Taxes	-	-	-	-
NET LOSS FROM CONTINUED OPERATIONS	(6,655)	(11,291)	(24,635)	(34,969)

NET INCOME (LOSS) FROM DISCONTINUED OPERATIONS	-	(3,144)	(2,327)	35,294

NET INCOME (LOSS)	$(6,655)	$(14,435)	$(26,962)	$325

LOSS FROM CONTINUED OPERATIONS PER SHARE: BASIC AND DILUTED	$(0.00)	$(0.00)	$(0.00)	$(0.01)
INCOME (LOSS) FROM DISCONTINUED OPERATIONS PER SHARE: BASIC AND DILUTED	$0.00	$(0.00)	$0.00	$0.01

NET INCOME (LOSS) PER SHARE: BASIC AND DILUTED	$(0.00)	$(0.00)	$(0.00)	$0.00
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC AND DILUTED	5,760,000	5,740,000	5,760,000	5,740,000

See accompanying notes to the unaudited condensed consolidated financial statements.

First Priority Tax Solutions Inc.

Condensed Consolidated Statements of Stockholders’ Equity (Deficit)

For the nine month and three month period ended March 31, 2019

(Unaudited)

					Discontinued
	Common Stock		Additional		Operations	Total
	Number of Shares	Amount	Paid-in Capital	Accumulated Deficit	Retained Earnings	Stockholders' Deficit

Balance - June 30, 2018	5,760,000	$6	$74,517	$(217,711)	$112,232	$(30,956)
Net loss from discontinued operations for the three months ended September 30, 2018	-	-	-	-	(2,121)	(2,121)
Net loss for the three months ended September 30, 2018	-	-	-	(10,437)	-	(10,437)
Balance - September 30, 2018	5,760,000	$6	$74,517	$(228,148)	$110,111	$(43,514)
Net loss from discontinued operations for the three months ended December 31, 2018	-	-	-	-	(206)	(206)
Net loss for the three months ended December 31, 2018	-	-	-	(5,981)	-	(5,981)
Balance - December 31, 2018	5,760,000	$6	$74,517	$(234,129)	$109,905	$(49,701)
Net loss for the three months ended March 31, 2019	-	-	-	(8,217)	-	(8,217)
Balance - March 31, 2019	5,760,000	$6	$74,517	$(242,346)	$109,905	$(57,918)

See accompanying notes to the unaudited condensed consolidated financial statements.

First Priority Tax Solutions Inc.

Condensed Consolidated Statements of Stockholders’ Equity (Deficit)

For the nine month and three month period ended March 31, 2018

(Unaudited)

					Discontinued
	Common Stock		Additional		Operations	Total
	Number of Shares	Amount	Paid-in Capital	Accumulated Deficit	Retained Earnings	Stockholders' Deficit

Balance - June 30, 2017	5,740,000	$6	$59,849	$(178,641)	$90,992	$(27,794)
Disposal of net liabilities upon change of ownership	-	-	16,178	-	-	16,178
Net income from discontinued operations for the three months ended September 30, 2017	-	-	-	-	26,848	26,848
Net loss for the three months ended September 30, 2017	-	-	-	(16,247)	-	(16,247)
Balance - September 30, 2017	5,740,000	$6	$76,027	$(194,888)	$117,840	$(1,015)
Net income from discontinued operations for the three months ended December 31, 2017	-	-	-	-	11,590	11,590
Net loss for the three months ended December 31, 2017	-	-	-	(10,575)	-	(10,575)
Balance - December 31, 2017	5,740,000	$6	$76,027	$(205,463)	$129,430	$-
Net loss from discontinued operations for the three months ended March 31, 2018	-	-	-	-	(3,144)	(3,144)
Net loss for the three months ended March 31, 2018	-	-	-	(8,147)	-	(8,147)
Balance - March 31, 2018	5,740,000	$6	$76,027	$(213,610)	$126,286	$(11,291)

First Priority Tax Solutions Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended
	March 31,
	2019	2018

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss from continuing operations	$(24,635)	$(34,969)
Net income (loss) from discontinued operations	(2,327)	35,294
Changes in operating assets and liabilities:
Change in Assets (Liabilities) from discontinued operations	-	(28,945)
Prepaid expenses	-	(448)
Accounts payable and accrued liabilities	(8,556)	5,583
Net cash used in operating activities	(35,518)	(23,485)

CASH FLOWS FROM FINANCING ACTIVITIES
Advancement from a shareholder	32,513	6,156
Net cash provided by financing activities	32,513	6,156

Net decrease in cash and cash equivalents	(3,005)	(17,329)
Cash and cash equivalents - beginning of period	3,005	17,329
Cash and cash equivalents - end of period	$-	$-

Supplemental Cash Flow Disclosures
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

See accompanying notes to the unaudited condensed consolidated financial statements.

First Priority Tax Solutions Inc.

March 31, 2019

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

There were no potentially dilutive common shares outstanding for the reporting periods ending March 31, 2019 and June 30, 2018.

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

The accompanying unaudited condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying financials at March 31, 2019 and June 30, 2018, the Company had an accumulated deficit of $242,346 and $217,711 of continuing operations, respectively, and retained earnings of $109,905 and $112,232 from discontinued operations, as of March 31, 2019, and June 30, 2018, respectively. The Company has a working capital deficit (total current liabilities exceeded total current assets) of $57,918 and $30,956, at March 31, 2019 and June 30, 2018, respectively. The Company’s cash balance and revenues generated are not currently sufficient and cannot be projected to cover its operating expenses for the next twelve months from the filing date of this report. These factors among others raise substantial doubt about the Company’s ability to continue as a going concern for a reasonable period of time.

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

The following table shows the results of operations of the ecommerce and rental property operations for the nine months and three months ended March 31, 2019 and 2018 which are included in the net income from discontinued operations:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2019	2018	2019	2018

Revenue	$-	$-	$2,046	$38,855
Cost of Revenue	-	-	1,919	1,000
GROSS PROFIT	-	-	127	37,855

OPERATING EXPENSES
Professional fees	-	-	930	-
General and administrative	-	-	1,524	-
Total Operating Expenses	-	-	2,454	-

OTHER INCOME (EXPENSE)
Other Income	-	-	-	583
Bad debt expense	-	(3,144)	-	(3,144)
	-	(3,144)	-	(2,561)

Net Income (Loss) before Income Tax Provision	-	(3,144)	(2,327)	35,294

Income Tax Provision	-	-	-	-

NET INCOME (LOSS) FROM DISCONTINUED OPERATIONS	$-	$(3,144)	$(2,327)	$35,294

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

As of March 31, 2019 and June 30, 2018, the issued and outstanding common stock was 5,760,000 shares and 5,760,000 shares, respectively.

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

During the nine months ended March 31, 2019, the shareholder of the Company has made $32,513 net advancement for paying off operating expenses on behalf of the Company. As of March 31, 2019, the amount due to the shareholder was $45,491.

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

On October 1, 2018, our company disposed of Zhoppers, Inc.

Our company is currently seeking a new business plan.

The address of our principal executive office is 329 S. Oyster Bay Road, Plainview, NY 11803. Our telephone number is (315) 274-1520. Our website is www.zshoppers.com.

We do not have any subsidiaries.

We have not been subject to any bankruptcy, receivership or similar proceeding.

Our Current Business

We are currently seeking new business opportunities with established business entities for merger with or acquisition of a target business. In certain instances, a target business may wish to become our subsidiary or may wish to contribute assets to us rather than merge. We have not yet begun negotiations or entered into any definitive agreements for potential new business opportunities, and there can be no assurance that we will be able to enter into any definitive agreements.

Any new acquisition or business opportunities that we may acquire will require additional financing. There can be no assurance, however, that we will be able to acquire the financing necessary to enable us to pursue our plan of operation. If our company requires additional financing and we are unable to acquire such funds, our business may fail.

Management of our company believes that there are benefits to being a reporting company with a class of securities quoted on the OTCQB, such as: (i) the ability to use registered securities to acquire assets or businesses; (ii) increased visibility in the financial community; (iii) the facilitation of borrowing from financial institutions; (iv) potentially improved trading efficiency; (v) potential stockholder liquidity; (vi) potentially greater ease in raising capital subsequent to an acquisition; (vii) potential compensation of key employees through stock awards or options; (viii) potentially enhanced corporate image; and (ix) a presence in the United States’ capital market.

We may seek a business opportunity with entities that have recently commenced operations, or entities who wish to utilize the public marketplace in order to raise additional capital in order to expand business development activities, to develop a new product or service, or for other corporate purposes. We may acquire assets and establish wholly-owned subsidiaries in various businesses or acquire existing businesses as subsidiaries.

In implementing a structure for a particular business acquisition or opportunity, we may become a party to a merger, consolidation, reorganization, joint venture, or licensing agreement with another corporation or entity. We may also acquire stock or assets of an existing business. Upon the consummation of a transaction, it is anticipated that our sole officer and two directors will continue to manage the Company.

As of the date hereof, we have not entered into any formal written agreements for a business combination or opportunity. When any such agreement is reached, we intend to disclose such an agreement by filing a current report on Form 8-K.

We anticipate that the selection of a business opportunity in which to participate will be complex and without certainty of success. Business opportunities may be available in many different industries and at various stages of development, all of which will make the task of comparative investigation and analysis of such business opportunities extremely difficult and complex. Business opportunities that we believe are in the best interests of our company may be scarce, or we may be unable to obtain the ones that we want. We can provide no assurance that we will be able to locate compatible business opportunities.

Currently, we do not have a source of revenue. We are not able to fund our cash requirements through our current operations. We have been reliant on loans by affiliated and non-affiliated parties to provide financial contributions and services to keep our company operating. Further, we believe that our company may have difficulties raising capital from other sources until we locate a prospective merger candidate through which we can pursue our plan of operation. If we are unable to secure adequate capital to continue our acquisition efforts, our shareholders may lose some or all of their investment and our business may fail. We currently have no written or oral agreement from our majority shareholder to continue to provide financial contributions.

Results of Operations

The following summary of our operations should be read in conjunction with our unaudited consolidated financial statements for the nine months ended March 31, 2019 and 2018.

Three Months Ended March 31, 2019 Compared to Three Months Ended March 31, 2018

Our operating results for the three months ended March 31, 2019 and 2018, and the changes between those periods for the respective items are summarized as follows:

	Three Months Ended
	March 31, 2019	March 31, 2018	Change
Revenue	$-	$-	$-
Cost of Revenue	$-	$-	$-
Operating expenses	$(6,655)	$(11,291)	$4,636
Net loss from continued operations	$(6,655)	$(11,291)	$4,636
Net income (loss) from discontinued operations	$-	$(3,144)	$3,144
Net income (loss)	$(6,655)	$(14,435)	$7,780

We had no revenue for the three months ended March 31, 2019. On October 1, 2018, the Company disposed of Zshoppers. The Company is currently seeking for new business plan.

Net loss was $6,655 for the three months ended March 31, 2019 as compared to net loss of $14,435 for the three months ended March 31, 2018 mainly attributed to the decrease in net loss form continued operations and the decrease in net income from discontinued operations during the three months ended March 31, 2019 comparing to the comparative period.

Net loss from continued operations from the three months ended March 31, 2019 and March 31, 2018 was $6,655 and $11,291, respectively. The decrease in net loss from continued operations was mainly attributed to decline in operations expenses for decrease in professional fees.

We did not recognize any net income from discontinued operations during the three months ended March 31, 2019 and recognized net income from discontinued operations of $3,144 during the three months ended March 31, 2018.

Nine Months Ended March 31, 2019 Compared to Three Months Ended March 31, 2018

Our operating results for the nine months ended March 31, 2019 and 2018, and the changes between those periods for the respective items are summarized as follows:

	Nine Months Ended
	March 31, 2019	March 31, 2018	Change
Revenue	$-	$-	$-
Cost of Revenue	$-	$-	$-
Operating expenses	$(24,635)	$(34,112)	$9,477
Net loss from continued operations	$(24,635)	$(34,969)	$10,334
Net income (loss) from discontinued operations	$(2,327)	$35,294	$(37,621)
Net income (loss)	$(26,962)	$325	$(27,287)

We had no revenue for the nine months ended March 31, 2019. On October 1, 2018, the Company disposed of Zshoppers. The Company is currently seeking for new business plan.

Net loss was $26,962 for the nine months ended March 31, 2019 as compared to net income of $325 for the nine months ended March 31, 2018 mainly attributed to the decrease in net income from discontinued operations during the nine months ended March 31, 2019 comparing to the comparative period.

We incurred net loss from discontinued operations of $2,327 during the nine months ended March 31, 2019 and recognized net income from discontinued operations of $35,294 during the nine months ended March 31, 2018 mainly due to decrease in revenue recognized during nine months ended March 31, 2019.

Liquidity and Capital

Working Capital

	As of March 31, 2019	As of June 30, 2018	Change
Current Assets	$-	$3,005	$(3,005)
Current Liabilities	$57,918	$33,961	$23,957
Working Capital (Deficit)	$(57,918)	$(30,956)	$(26,962)

	Nine Months Ended
	March 31, 2019	March 31, 2018
Cash Flows used in Operating Activities	$(35,518)	$(23,485)
Cash Flows used in Investing Activities	-	-
Cash Flows provided by Financing Activities	32,513	6,156
Net Decrease in Cash During Period	$(3,005)	$(17,329)

The financial statements included in this yearly report have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the financial statements at March 31, 2019 and June 30, 2018, we had an accumulated deficit of $242,346 and $217,711 of continuing operations, respectively, and retained earnings of $109,928 and $112,232 from discontinued operations, as of March 31, 2019, and June 30, 2018, respectively. We had a working capital deficit (total current liabilities exceeded total current assets) of $57,918 and $30,956, at March 31, 2019 and June 30, 2018, respectively. Our cash balance and revenues generated are not currently sufficient and cannot be projected to cover our operating expenses for the next 12 months from the filing date of this report. These factors among others raise substantial doubt about our ability to continue as a going concern for a reasonable period of time.

Cash Flows from Operating Activities

Net cash used in our operating activities for the nine months ended March 31, 2019 totaled $35,518, compared to net cash used in our operations for the nine months ended March 31, 2018 of $23,485. The change in cash used was due primarily to an increase in net loss from continuing operations and net loss from discontinuing operations.

Cash Flows from Investing Activities

For the nine months ended March 31, 2019 and March 31, 2018, we had no investing activities.

Cash Flows from Financing Activities

For the nine months ended March 31, 2019 and March 31, 2018, net cash provided by financing activities was $32,513 and $6,156, respectively, attributed to the advancement from a shareholder for paying off operating expenses on behalf of the Company.

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

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2019. Based on that evaluation, our management concluded that our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms as a result of the following material weaknesses:

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

Changes in Internal Controls

There have been no changes in our internal controls over financial reporting identified in connection with the evaluation required by paragraph (d) of Securities Exchange Act Rule 13a-15 or Rule 15d-15 that occurred in the quarter ended March 31, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

FIRST PRIORITY TAX SOLUTIONS INC.
(Registrant)

Dated: May 9, 2019	/s/ Hooi Chee Voon
Hooi Chee Voon
President, Chief Executive Officer, Chief Financial Officer and Director
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

