Form 10-K
period 2019-06-30
First Priority Tax Solutions Inc.
filed 2019-09-30
CIK 1622408

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2019

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to _____________

Commission file number 333-199336

First Priority Tax Solutions Inc.
(Exact name of registrant as specified in its charter)

Delaware	46-5250836
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

120 High Road, East Finchley, London, England, United Kingdom	N2 9ED
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (315) 274-1520

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
None	None	None

Securities registered pursuant to Section 12(g) of the Act:

N/A

(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the last 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The aggregate market value of Common Stock held by non-affiliates of the Registrant on December 31, 2018 was $642,060 based on a $0.369 average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of the latest practicable date.

5,760,000 shares of common stock issued and outstanding as of September 4, 2019.

FORWARD-LOOKING STATEMENTS

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

Our audited financial statements are stated in United States Dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles. The following discussion should be read in conjunction with our financial statements and the related notes that appear elsewhere in this annual report. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed below and elsewhere in this annual report.

Unless otherwise specified in this annual report, all dollar amounts are expressed in United States dollars and all references to “common stock” refer to shares of our common stock.

As used in this annual report, the terms “we”, “us”, “our” and “our company” mean First Priority Tax Solutions Inc. and our wholly owned subsidiary, First Tax Priority Solutions Inc., a Delaware corporation, unless otherwise indicated.

Table of Content

PART I

ITEM 1. BUSINESS

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

Table of Content

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

Table of Content

Employees

Other than our directors and officers, who provide their services to our company and independent consultants, we have no full time or party time employees.

ITEM 1A. RISK FACTORS

As a “smaller reporting company”, we are not required to provide the information required by this Item.

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not Applicable.

ITEM 2. PROPERTIES

Our company owns no real property. Our principal executive offices are located at 20 High Road, East Finchley N2 9ED London, England, United Kingdom.

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

Table of Content

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is listed for quotation on the Pink Sheets of the OTC Markets, under the symbol “FPTA”.

OTC Markets securities are not listed or traded on the floor of an organized national or regional stock exchange. Instead, OTC Markets securities transactions are conducted through a telephone and computer network connecting dealers in stocks. OTC Markets issuers are traditionally smaller companies that do not meet the financial and other listing requirements of a regional or national stock exchange.

Holders

As of September 4, 2019, we had 2 shareholders of record of our common stock with 5,760,000 shares of common stock outstanding.

Dividends

We have not paid any cash dividends to our shareholders. The declaration of any future cash dividends is at the discretion of our board of directors and depends upon our earnings, if any, our capital requirements and financial position, our general economic conditions, and other pertinent conditions. It is our present intention not to pay any cash dividends in the foreseeable future, but rather to reinvest earnings, if any, in our business operations.

Table of Content

Equity Compensation Plans

Our company has not adopted any equity compensation plans and does not anticipate adopting any equity compensation plans in the near future. Notwithstanding the foregoing, because the company has limited cash resources at this time, it may issue shares or options to or enter into obligations that are convertible into shares of common stock with its employees and consultants as payment for services or as discretionary bonuses.

Recent Sales of unregistered securities

None.

Issuer Purchases of Equity Securities

There were no repurchases of common stock for the year ended June 30, 2019.

ITEM 6. SELECTED FINANCIAL DATA

Not Applicable.

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

Results of Operations - Years Ended June 30, 2019 and 2018

The following summary of our operations should be read in conjunction with our unaudited consolidated financial statements for the year ended June 30, 2019 and 2018.

Year Ended June 30, 2019 Compared to Year Ended June 30, 2018

Our operating results for the year ended June 30, 2019 and 2018, and the changes between those periods for the respective items are summarized as follows:

	Year Ended
	June30, 2019	June 30, 2018	Change
Revenue	$-	$5,917	$(5,917)
Cost of Revenue	$-	$3,725	$(3,725)
Operating expenses	$(30,740)	$(57,472)	$26,732
Net loss from continued operations	$(30,740)	$(53,124)	$22,384
Net income (loss) from discontinued operations	$(2,327)	$35,294	$(37,621)
Net income (loss)	$(33,067)	$(17,830)	$(15,237)

Table of Content

We had no revenue for the year ended June 30, 2019. On October 1, 2018, the Company disposed of Zshoppers. The Company is currently seeking for new business plan. We recognized limited revenues of $5,917 for the year ended June 30, 2018.

Net loss was $33,067 for the year ended June 30, 2019 as compared to net loss of $17,830 for the year ended June 30, 2018 mainly attributed to the decrease in net income from discontinued operations during the year ended June 30, 2019 comparing to the comparative period.

We incurred net loss from discontinued operations of $2,327 during the year ended June 30, 2019 and recognized net income from discontinued operations of $35,294 during the year ended June 30, 2018 mainly due to decrease in revenue recognized during year ended June 30, 2019.

Liquidity and Capital

Working Capital

	As of June 30, 2019	As of June 30, 2018	Change
Current Assets	$-	$3,005	$(3,005)
Current Liabilities	$64,023	$33,961	$30,062
Working Capital (Deficit)	$(64,023)	$(30,956)	$(33,067)

	Year Ended
	June 30, 2019	June 30, 2018
Cash Flows used in Operating Activities	$(41,623)	$(27,302)
Cash Flows used in Investing Activities	-	-
Cash Flows provided by Financing Activities	38,618	12,978
Net Decrease in Cash During Period	$(3,005)	$(14,324)

The financial statements included in this yearly report have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the financial statements at June 30, 2019 and June 30, 2018, we had an accumulated deficit of $248,451and $217,711 of continuing operations, respectively, and retained earnings of $109,905 and $112,232 from discontinued operations, as of June 30, 2019, and June 30, 2018, respectively. We had a working capital deficit (total current liabilities exceeded total current assets) of $64,023 and $30,956, at June 30, 2019 and June 30, 2018, respectively. Our cash balance and revenues generated are not currently sufficient and cannot be projected to cover our operating expenses for the next 12 months from the filing date of this report. These factors among others raise substantial doubt about our ability to continue as a going concern for a reasonable period of time.

Cash Flows from Operating Activities

Net cash used in our operating activities for the year months ended June 30, 2019 totaled $41,623, compared to net cash used in our operations for the year ended June 30, 2018 of $27,302. The change in cash used was due primarily to an increase in net loss from discontinuing operations.

Cash Flows from Investing Activities

For the year ended June 30, 2019 and June 30, 2018, we had no investing activities.

Table of Content

Cash Flows from Financing Activities

For the year ended June 30, 2019 and June 30, 2018, net cash provided by financing activities was $38,618 and $12,978, respectively, attributed to the advancement from a shareholder for paying off operating expenses on behalf of the Company.

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

Liquidity and Capital Resources

Our cash balance at June 30, 2019 was $NIL, with $64,023 in outstanding current liabilities, consisting of $12,427 in accounts payable and accrued liabilities and $51,596 in due to shareholder. We estimate total expenditures over the next 12 months are expected to be approximately $50,000.

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

Not Applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Table of Content

Report of Independent Registered Public Accounting Firm

To the shareholders and the board of directors of First Priority Tax Solutions, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of First Priority Tax Solutions, Inc. as of June 30, 2019 and 2018, the related statements of operations, stockholders' equity (deficit), and cash flows for the years then ended, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2019 and 2018, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States.

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

Substantial Doubt about the Company’s Ability to Continue as a Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company has suffered recurring losses from operations and has a significant accumulated deficit. In addition, the Company continues to experience negative cash flows from operations. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/S/ BF Borgers CPA PC

BF Borgers CPA PC

We have served as the Company's auditor since 2018

Lakewood, CO

September 30, 2019

Table of Content

First Priority Tax Solutions Inc.

Consolidated Balance Sheets

	June30, 2019	June 30, 2018

ASSETS
Current Assets
Cash and cash equivalents	$-	$3,005
Total Current Assets	-	3,005

TOTAL ASSETS	$-	$3,005

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts payable and accrued liabilities	$12,427	$20,983
Due to shareholder	51,596	12,978
Total Liabilities	64,023	33,961

Stockholders’ Deficit
Preferred stock par value $0.000001: 8,000,000 shares authorized, none issued and outstanding	-	-
Common stock par value $0.000001: 92,000,000 shares authorized, 5,760,000 issued and outstanding	6	6
Additional paid-in capital	74,517	74,517
Accumulated deficit	(248,451)	(217,711)
Retained earnings from discontinued operations	109,905	112,232
Total Stockholders’ Deficit	(64,023)	(30,956)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$-	$3,005

See accompanying notes to the audited consolidated financial statements.

Table of Content

First Priority Tax Solutions Inc.

Consolidated Statements of Operations

	Year Ended
	June 30,
	2019	2018

Revenue	$-	$5,917
Cost of Revenue	-	3,725
GROSS PROFIT	-	2,192

OPERATING EXPENSES
Professional fees	$29,178	$54,755
General and administrative	1,562	2,717
Total Operating Expenses	30,740	57,472

OTHER INCOME (EXPENSES)
Interest expense	-	(857)
Other income	-	3,013
	-	2,156

NET LOSS FROM CONTINUED OPERATIONS before Income Taxes	(30,740)	(53,124)

Income Taxes	-	-
NET LOSS FROM CONTINUED OPERATIONS	(30,740)	(53,124)

NET INCOME (LOSS) FROM DISCONTINUED OPERATIONS	(2,327)	35,294

NET LOSS	$(33,067)	$(17,830)

LOSS FROM CONTINUED OPERATIONS PER SHARE: BASIC AND DILUTED	$(0.01)	$(0.01)
INCOME (LOSS) FROM DISCONTINUED OPERATIONS PER SHARE: BASIC AND DILUTED	$0.00	$0.01

NET INCOME (LOSS) PER SHARE: BASIC AND DILUTED	$(0.01)	$(0.00)
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC AND DILUTED	5,760,000	5,742,959

See accompanying notes to the audited consolidated financial statements.

Table of Content

First Priority Tax Solutions Inc.

Consolidated Statements of Stockholders’ Equity (Deficit)

					Discontinued
	Common Stock		Additional		Operations	Total
	Number of Shares	Amount	Paid-in Capital	Accumulated Deficit	Retained Earnings	Stockholders’ Deficiency

Balance - June 30, 2017	5,740,000	$6	$59,849	$(178,641)	$90,992	$(27,794)

Disposal of net liabilities upon change of ownership	-	-	16,178	-	-	16,178
Disposal of net assets from subsidiary	-	-	-	14,054	(14,054)	-
Net loss from continued operations	-	-	-	(53,124)	-	(53,124)
Net income from discontinued operations	-	-	-	-	35,294	35,294
Shares issued for acquisition of net assets	20,000	-	(1,510)	-	-	(1,510)
Balance - June 30, 2018	5,760,000	$6	$74,517	$(217,711)	$112,232	$(30,956)

Net loss from discontinued operations	-	-	-	-	(2,327)	(2,327)
Net loss from continued operations	-	-	-	(30,740)	-	(30,740)
Balance - June 30, 2019	5,760,000	$6	$74,517	$(248,451)	$109,905	$(64,023)

See accompanying notes to the audited consolidated financial statements.

Table of Content

First Priority Tax Solutions Inc.

Consolidated Statements of Cash Flows

	Year Ended
	June 30,
	2019	2018

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss from continuing operations	$(30,740)	$(53,124)
Net income (loss) from discontinued operations	(2,327)	35,294
Changes in operating assets and liabilities:
Change in Assets (Liabilities) from discontinued operations	-	(28,945)
Accounts payable and accrued liabilities	(8,556)	19,473
Net cash used in operating activities	(41,623)	(27,302)

CASH FLOWS FROM FINANCING ACTIVITIES
Advancement from a shareholder	38,618	12,978
Net cash provided by financing activities	38,618	12,978

Net changes in cash and cash equivalents	(3,005)	(14,324)
Cash and cash equivalents - beginning of period	3,005	17,329
Cash and cash equivalents - end of period	$-	$3,005

Supplemental Cash Flow Disclosures
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

Non-Cash Investing and Financing Activity:
Issuance of shares for acquisition of net assets	$-	$1,510

See accompanying notes to the audited consolidated financial statements.

Table of Content

First Priority Tax Solutions Inc.

June 30, 2019

Notes Consolidated Financial Statements

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

Table of Content

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

Table of Content

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

Table of Content

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

Table of Content

There were no potentially dilutive common shares outstanding for the reporting periods ending June 30, 2019 and June 30, 2018.

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

Table of Content

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

The accompanying unaudited condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying financials at June 30, 2019 and June 30, 2018, the Company had an accumulated deficit of $248,451 and $217,711 of continuing operations, respectively, and retained earnings of $109,905 and $112,232 from discontinued operations, as of June 30, 2019 and June 30, 2018, respectively. The Company has a working capital deficit (total current liabilities exceeded total current assets) of $64,023 and $30,956, at June 30, 2019 and June 30, 2018, respectively. The Company’s cash balance and revenues generated are not currently sufficient and cannot be projected to cover its operating expenses for the next twelve months from the filing date of this report. These factors among others raise substantial doubt about the Company’s ability to continue as a going concern for a reasonable period of time.

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

Table of Content

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

The following table shows the results of operations of the ecommerce and rental property operations for the year ended June 30, 2019 and June 30, 2018 which are included in the net income from discontinued operations:

	Year Ended
	June 30,
	2019	2018

Revenue	$2,046	$38,855
Cost of Revenue	1,919	1,000
GROSS PROFIT	127	37,855

OPERATING EXPENSES
Professional fees	930	-
General and administrative	1,524	-
Total Operating Expenses	2,454	-

OTHER INCOME (EXPENSE)
Other Income	-	583
Bad debt expense	-	(3,144)
	-	(2,561)

Net Income (Loss) before Income Tax Provision	(2,327)	35,294

Income Tax Provision	-	-

NET INCOME (LOSS) FROM DISCONTINUED OPERATIONS	$(2,327)	$35,294

Table of Content

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

As of June 30, 2019 and June 30, 2018, the issued and outstanding common stock was 5,760,000 shares and 5,760,000 shares, respectively.

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

During the year ended June 30, 2019, the shareholder of the Company has made $38,618 net advancement for paying off operating expenses on behalf of the Company. As of June 30, 2019, the amount due to the shareholder was $51,596.

Note 9 – Income Tax

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

Table of Content

The components of the Company’s deferred tax asset and reconciliation of income taxes computed at the new statutory rate of 21% to the income tax amount recorded as of June 30, 2019 and June 30, 2018 are as follows:

	June 30,	June 30,
	2019	2018
Net operating loss carryforward	$(138,546)	$(105,479)
Effective tax rate	21%	21%
Deferred tax asset	(29,095)	(22,151)
Less: Valuation allowance	29,095	22,151
Net deferred asset	$-	$-

As of June 30, 2019, the Company had $138,546 in net operating losses (“NOLs”) that may be available to offset future taxable income, which begin to expire between 2034 and 2039. In accordance with Section 382 of the U.S. Internal Revenue Code. The usage of the Company’s net operating loss carry forwards is subject to annual limitations following greater than 50% ownership changes. Tax returns for the years ended 2014 through 2019 are subject to review by the tax authorities.

Note 10 – Subsequent Events

Management has evaluated subsequent events through the date these unaudited condensed consolidated financial statements were available to be issued. Based on our evaluation no material events have occurred that require disclosure.

Table of Content

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not Applicable.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

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

Our management assessed the effectiveness of our system of internal control over financial reporting as of June 30, 2019. In making this assessment, our management used the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission COSO). Based on our assessment and the criteria set forth by COSO, our management believes that we did not maintain effective internal control over financial reporting as of June 30, 2019 due to the material weaknesses discussed below.

Table of Content

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

ITEM 9B. OTHER INFORMATION

Except as provided above, there is no information to be disclosed in a report on Form 8-K during the fourth quarter of the year covered by this Form 10-K that has not been previously filed with the Securities and Exchange Commission.

Table of Content

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

(a) – (b) Identification of Directors and Executive Officers.

The Company: The following individuals are current members of our Board of Directors and executive officers; all of the members of the Board are appointed until their respective successor is elected or until their resignation.

Name	Age	Positions Held	Date of Appointment
Hooi Cheen Voon	48	President, Chief Executive Officer, Chief Financial Officer, Secretary and Director	December 1, 2017

(c) Identification of certain significant employees.

Our company currently does not have any significant employees.

(d) Family relationships.

None.

(e) Business experience.

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

Our company believes that Mr. Voon’s professional background experience gives him the qualifications and skills necessary to serve as a director and officer of our company.

Table of Content

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

(f) Involvement in certain legal proceedings.

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

Table of Content

Section 16(a) Beneficial Ownership Reporting Compliance

Our common stock is not registered pursuant to Section 12 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Accordingly, our executive officers and directors and persons who own more than 10% of a registered class of our equity securities are not subject to the beneficial ownership reporting requirements of Section 16(1) of the Exchange Act.

We have not adopted a Code of Business Conduct and Ethics.

Board and Committee Meetings

Our board of directors held no formal meetings during the year ended June 30, 2019. All proceedings of the board of directors were conducted by resolutions consented to in writing by all the directors and filed with the minutes of the proceedings of the directors. Such resolutions consented to in writing by the directors entitled to vote on that resolution at a meeting of the directors are, according to the Delaware General Corporation Law and our Bylaws, as valid and effective as if they had been passed at a meeting of the directors duly called and held.

Nomination Process

As of June 30, 2019, we did not effect any material changes to the procedures by which our shareholders may recommend nominees to our board of directors. Our board of directors does not have a policy with regards to the consideration of any director candidates recommended by our shareholders. Our board of directors has determined that it is in the best position to evaluate our company’s requirements as well as the qualifications of each candidate when the board considers a nominee for a position on our board of directors. If shareholders wish to recommend candidates directly to our board, they may do so by sending communications to the president of our company at the address on the cover of this annual report.

Audit Committee

We do not have an Audit Committee. The Company’s board of directors performs some of the same functions of an Audit Committee, such as; recommending a firm of independent certified public accountants to audit the financial statements; reviewing the auditors’ independence, the financial statements and their audit report; and reviewing management’s administration of the system of internal accounting controls. The Company does not currently have a written audit committee charter or similar document.

Audit Committee Financial Expert

Currently our audit committee consists of our entire board of directors. We do not currently have a director who is qualified to act as the head of the audit committee.

ITEM 11. EXECUTIVE COMPENSATION

The particulars of the compensation paid to the following persons:

(a)	our principal executive officer;

(b)	each of our two most highly compensated executive officers who were serving as executive officers at the end of the years ended June 30, 2019 and 2018; and

(c)	up to two additional individuals for whom disclosure would have been provided under (b) but for the fact that the individual was not serving as our executive officer at the end of the years ended June 30, 2019 and 2018, who we will collectively refer to as the named executive officers of our company, are set out in the following summary compensation table, except that no disclosure is provided for any named executive officer, other than our principal executive officers, whose total compensation did not exceed $100,000 for the respective fiscal year:

Table of Content

SUMMARY COMPENSATION TABLE
Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensa-tion ($)	Change in Pension Value and Nonqualified Deferred Compensa-tion Earnings($)	All Other Compensa-tion($)	Total ($)

Hooi Chee Voon	2019	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil
President, CEO, CFO, Secretary and Director	2018	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil

Michael Heitz(2)	2019	N/A	N/A	N/A	N/A	N/A	N/A	N/A	N/A
Former President	2018	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil

Steve Ireland(3)	2019	N/A	N/A	N/A	N/A	N/A	N/A	N/A	N/A
Former Secretary	2018	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil

Except as disclosed, there are no arrangements or plans in which we provide pension, retirement or similar benefits for directors or executive officers. Our directors and executive officers may receive share options at the discretion of our board of directors in the future. We do not have any material bonus or profit sharing plans pursuant to which cash or non-cash compensation is or may be paid to our directors or executive officers, except that share options may be granted at the discretion of our board of directors.

__________

(1)	Hooi Chee Voon was appointed President, Chief Executive Officer, Chief Financial Officer, Treasurer, Secretary and Director on December 1, 2017.

(2)	Mr. Hudson resigned all positions on December 1, 2017.

(3)	Mr. Ireland and resigned all positions on December 1, 2017.

Grants of Plan-Based Awards

During the fiscal year ended June 30, 2019 we did not grant any stock options.

Option Exercises and Stock Vested

During our fiscal year ended June 30, 2019 there were no options exercised by our named officers.

Compensation of Directors

We do not have any agreements for compensating our directors for their services in their capacity as directors, although such directors are expected in the future to receive stock options to purchase shares of our common stock as awarded by our board of directors.

Table of Content

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information concerning the number of shares of our common stock owned beneficially as of September 4, 2019 by: (i) each person (including any group) known to us to own more than five percent (5%) of any class of our voting securities, (ii) members of our Board of Directors, and or (iii) our executive officers. Unless otherwise indicated, the stockholder listed possesses sole voting and investment power with respect to the shares shown.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Class(1)
Hoi Chee Voon(2) New Horizon Building, Ground Floor 3 ½ Miles Philip S.W. Goldson Highway Belize City, Belize	4,020,000	69.79%
Directors and Executive Officers as a Group	4,000,000	69.79%
Silverlight International Ltd.(2) New Horizon Building, Ground Floor 3 ½ Miles Philip S.W. Goldson Highway Belize City, Belize	4,020,000	69.79%
5% and greater stockholders	4,020,000	69.79%

_______________

(1)

A beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person’s actual ownership or voting power with respect to the number of shares of common stock actually outstanding on September 4, 2019. As of September 4, 2019, there were 5,760,000 shares of our common stock issued and outstanding.

(2)

The shares attributed to Hooi Chee Voon, as a director and officer of our company, are owned by Silverlight, an entity that is controlled by Hooi Chee Voon. Hooi Chee Voon is our President, Chief Executive Officer, Chief Financial Officer, Secretary, Treasurer and director.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Other than as described below, our company has not engaged in any transactions with any of its related persons.

Table of Content

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The aggregate fees billed for the most recently completed fiscal year ended June 30, 2019 and for fiscal year ended June 30, 2018 for professional services rendered by the principal accountant for the audit of our annual financial statements and review of the financial statements included in our quarterly reports on Form 10-Q and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

Fee Category	Year Ended June 30, 2019	Year Ended June 30, 2018

Audit Fees	$17,340	$16,000
Audit-Related Fees	-	-
Tax Fees	-	-
All Other Fees	-	-
Total Fees	$17,340	$16,000

Audit committee policies & procedures

We do not currently have a standing audit committee. The above services were approved by our Board of Directors.

Table of Content

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

ITEM 16. FORM 10-K SUMMARY

None.

Table of Content

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

FIRST PRIORITY TAX SOLUTIONS INC.

Dated September 30, 2019	By:	/s/ Hooi Chee Voon
Hooi Chee Voon
President, Chief Executive Officer, Chief Financial Officer and Director
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: September 30, 2019	/s/ Hooi Chee Voon
Hooi Chee Voon
President, Chief Executive Officer, Chief Financial Officer and Director
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

