Form 10-Q
period 2019-09-30
First Priority Tax Solutions Inc.
filed 2019-11-14
CIK 1622408

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ YES     ☐ NO

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). ☒ YES     ☐ NO

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY

PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. ☐YES     ☐ NO

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

5,760,000 common shares issued and outstanding as of November 1, 2019.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

First Priority Tax Solutions Inc.

Condensed Consolidated Balance Sheets

	September 30,2019	June 30, 2019

ASSETS
Current Assets
Cash and cash equivalents	$-	$-
Total Current Assets	-	-

TOTAL ASSETS	$-	$-

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts payable and accrued liabilities	$15,173	$12,427
Due to shareholder	62,546	51,596
Total Liabilities	77,719	64,023

Stockholders’ Deficit
Preferred stock par value $0.000001: 8,000,000 shares authorized, none issued and outstanding	-	-
Common stock par value $0.000001: 92,000,000 shares authorized, 5,760,000 issued and outstanding	6	6
Additional paid-in capital	74,517	74,517
Accumulated deficit	(262,147)	(248,451)
Retained earnings from discontinued operations	109,905	109,905
Total Stockholders’ Deficit	(77,719)	(64,023)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$-	$-

See accompanying notes to the unaudited condensed consolidated financial statements.

First Priority Tax Solutions Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

	ThreeMonthsEnded
	September30,
	2019	2018

Revenue	$-	$2,046
Cost of Revenue	-	1,919
GROSS PROFIT	-	127

OPERATING EXPENSES
Professional fees	$13,696	$11,367
General and administrative	-	1,318
Total Operating Expenses	13,696	12,685

NET LOSS FROM CONTINUED OPERATIONS before Income Taxes	(13,696)	(12,558)

Income Taxes	-	-
NET LOSS FROM CONTINUED OPERATIONS	(13,696)	(12,558)

NET LOSS	$(13,696)	$(12,558)

NET LOSS PER SHARE: BASIC AND DILUTED	$(0.00)	$(0.00)
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC AND DILUTED	5,760,000	5,760,000

See accompanying notes to the unaudited condensed consolidated financial statements.

First Priority Tax Solutions Inc.

Condensed Consolidated Statements of Stockholders’ Deficit

For the Three Months Ended September 30, 2019 and 2018

(Unaudited)

			Additional		Discontinued	Total
	Common Stock		Paid-in	Accumulated	Operations	Stockholders’
	Number of Shares	Amount	Capital	Deficit	Retained Earnings	Deficiency

Balance - June 30, 2019	5,760,000	$6	$74,517	$(248,451)	$109,905	$(64,023)

Net loss from discontinued operations	-	-	-	-	-	-
Net loss from continued operations	-	-	-	(13,696)	-	(13,696)
Balance - September 30, 2019	5,760,000	$6	$74,517	$(262,147)	$109,905	$(77,719)

			Additional		Discontinued	Total
	Common Stock		Paid-in	Accumulated	Operations	Stockholders’
	Number of Shares	Amount	Capital	Deficit	Retained Earnings	Deficiency

Balance - June 30, 2018	5,760,000	$6	$74,517	$(231,765)	$126,286	$(30,956)

Net loss from continued operations	-	-	-	(12,558)	-	(12,558)
Balance - September 30, 2018	5,760,000	$6	$74,517	$(244,323)	$126,286	$(43,514)

See accompanying notes to the unaudited condensed consolidated financial statements.

First Priority Tax Solutions Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended
	September 30,
	2019	2018

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss from continuing operations	$(13,696)	$(12,558)
Changes in operating assets and liabilities:
Accounts payable and accrued liabilities	2,746	623
Net cash used in operating activities	(10,950)	(11,935)

CASH FLOWS FROM FINANCING ACTIVITIES
Advancement from a shareholder	10,950	8,930
Net cash provided by financing activities	10,950	8,930

Net changes in cash and cash equivalents	-	(3,005)
Cash and cash equivalents - beginning of period	-	3,005
Cash and cash equivalents - end of period	$-	$-

Supplemental Cash Flow Disclosures
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

See accompanying notes to the unaudited condensed consolidated financial statements.

First Priority Tax Solutions Inc.

September 30, 2019

Notes to Unaudited Condensed Consolidated Financial Statements

Note 1 - Organization and Operations

First Priority Tax Solutions, Inc. (“First Priority” or the “Company”) was incorporated on March 31, 2014 under the laws of the State of Delaware.

On May 8, 2018, First Priority Tax Solutions, Inc. entered into an Asset Purchase Agreement with Silverlight International Limited., the Company owned by the owner of Zshoppers, Inc., whereby First Priority Tax Solutions, Inc. has agreed to acquire the net assets of Zshoppers, Inc.

On October 1, 2018, First Priority Tax Solutions, Inc. disposed of Zshoppers, Inc.

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

Basis of Presentation - Unaudited Interim Financial Information

The accompanying unaudited condensed interim financial statements and related notes have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information, and with the rules and regulations of the United States Securities and Exchange Commission (“SEC”) to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. The unaudited condensed interim financial statements furnished reflect all adjustments (consisting of normal recurring accruals) which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented. Interim results are not necessarily indicative of the results for the full year. These condensed unaudited consolidated financial statements should be read in conjunction with the financial statements of the Company for the reporting period ended June 30, 2019 and notes thereto contained in the Company’s Annual Report on Form 10-K filed with the SEC on September 30, 2019.

Basis of Consolidation

These consolidated financial statements include the accounts of the Company and the acquired assets of Zshoppers, Inc. All material intercompany balances and transactions have been eliminated.

Fiscal Year End

The Company elected June 30th as its fiscal year end date upon its formation.

Change of Control

On December 1, 2017, as a result of a private transaction, the control block of voting stock of the Company, represented by 4,000,000 shares of common stock (representing approximately 70% of issued and outstanding common shares of the Company), has been transferred from its Chief Executive Officer to an unaffiliated corporation, and a change of control of the Company has occurred. Upon the change of control of the Company, the existing directors and officers resigned immediately, and the Company has appointed a new director and officer. The Company entered into an agreement to transfer to its primary shareholder all its assets and liabilities which include real estate properties for generating rental income and liabilities consists of vendor payables and notes payable.

Discontinued Operations

On December 1, 2017, as a result of the change of control of the Company, the Company transferred all its assets and liabilities to its primary shareholder. Please refer to Note 5 and 6.

On October 1, 2018, First Priority Tax Solutions, Inc. disposed of Zshoppers, Inc. for which the Company acquired their net assets on May 8, 2018. Please refer to Note 6.

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

Commitment and Contingencies

The Company follows subtopic 450-20 of the FASB Accounting Standards Codification to report accounting for contingencies. Certain conditions may exist as of the date the consolidated financial statements are issued, which may result in a loss to the Company, but which will only be resolved when one or more future events occur or fail to occur. The Company assesses such contingent liabilities, and such assessment inherently involves an exercise of judgment. In assessing loss contingencies related to legal proceedings that are pending against the Company or un-asserted claims that may result in such proceedings, the Company evaluates the perceived merits of any legal proceedings or un-asserted claims as well as the perceived merits of the amount of relief sought or expected to be sought therein.

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

Revenue Recognition

The Company recognizes revenue from the sale of products and services in accordance with ASC 606,” Revenue Recognition” following the five steps procedure:

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

There were no potentially dilutive common shares outstanding for the reporting periods ending September 30, 2019 and September 30, 2018.

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

Recently Issued Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) 2014-09, “Revenue from Contracts with Customers (Topic 606),” which supersedes the revenue recognition requirements in “Revenue Recognition (Topic 605).” This ASU requires an entity to recognize revenue when goods are transferred, or services are provided to customers in an amount that reflects the consideration to which the entity expects to be entitled to in exchange for those goods or services. This ASU also requires disclosures enabling users of financial statements to understand the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. In August 2015, the FASB issued ASU 2015-14, “Revenue from Contracts with Customers (Topic 606), deferral of the Effective Date.” With the issuance of ASU 2015-14, the new revenue guidance ASU 2014-09 will be effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2018, using one of two prescribed retrospective methods. In April 2016, the FASB issued ASU 2016-10, “Revenue from Contracts with Customer (Topic 606), Identifying Performance Obligations and Licensing.” The guidance is applicable from the date of applicability of ASU 2014-09. This ASU finalizes the amendments to the guidance on the new revenue standard on the identification of performance obligations and accounting for licenses of intellectual property. In December 2016, the FASB issued ASU 2016-20, “Technical Corrections and Improvements (Topic 606)” which is applicable from the date of applicability of ASU 2014-09. This guidance provides optional exemptions from the disclosure requirement for remaining performance obligations for specific situations in which an entity need not estimate variable consideration to recognize revenue. In May 2016, FASB issued ASU No. 2016-12, “Narrow-Scope Improvements and Practical Expedients”. This amendment clarified certain aspects of Topic 606 and will be applicable from the date of applicability of ASU 2014-09. The Company is in process of evaluating the impact of the foregoing updates.

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

Note 3 – Going Concern

The Company has elected to adopt early application of Accounting Standards Update No. 2014-15,” Presentation of Financial Statements—Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (“ASU 2014-15”).

The accompanying unaudited condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying financials at September 30, 2019 and June 30, 2019, the Company had an accumulated deficit of $262,147 and $248,451 of continuing operations, respectively, and retained earnings of $109,905 and $109,905 from discontinued operations, as of September 30, 2019 and June 30, 2019, respectively. The Company has a working capital deficit (total current liabilities exceeded total current assets) of $77,719 and $64,023, at September 30, 2019 and June 30, 2019, respectively. The Company’s cash balance and revenues generated are not currently sufficient and cannot be projected to cover its operating expenses for the next twelve months from the filing date of this report. These factors among others raise substantial doubt about the Company’s ability to continue as a going concern for a reasonable period of time.

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

The acquisition of Zshoppers, Inc. met the definition of a business in accordance with FASB ASC Topic 805,” Business Combinations”. As such, the Company accounted for the acquisition as a business combination.

The net assets (liabilities) acquired by First Priority Tax Solutions, Inc. from Zshoppers, Inc. on May 8, 2018 is summarized as follows:

Net Assets (Liabilities) Acquisition
Cash and cash equivalents	$951
Accounts payable	(2,461)
$(1,510)

Revenues of $5,917 and net loss of $2,968 since the acquisition date are included in the consolidated statements of operations for the year ended June 30, 2018.

Note 5 – Disposal of Net Liabilities

On December 1, 2017, as a result of the change of control of the Company, the Company transferred all its assets and liabilities to its primary shareholder summarized as follows:

Net Liabilities Disposition
Deferred rent asset	$7,293
Due from shareholders	39,657
Building, net	53,000
Land	15,000
Bank indebtedness	(942)
Accrued expenses	(19,340)
Accrued Interest	(11,346)
Lease deposits from customers	(4,500)
Note payable	(85,000)
Note payable - related party	(10,000)
$(16,178)

Note 6 – Discontinued Operations

On December 1, 2017, as a result of the change of control of the Company, the Company transferred to its primary shareholder all its assets and liabilities which include real estate properties for generating rental income.

On October 1, 2018, First Priority Tax Solutions, Inc. disposed of Zshoppers, Inc. for which the Company acquired their net assets on May 8, 2018.

The sales of net liabilities qualified as a discontinued operation of the Company and accordingly, the Company has excluded results of the operations from its Condensed Statements of Operations to present the revenue and cost of revenue from the real estate activity in discontinued operations.

For three months ended September 30, 2019 and 2018, the Company had no net income (loss) from discontinued operations results.

Note 7 – Equity Transactions

Shares Authorized

Upon formation, the total number of shares of all classes of stock which the Company is authorized to issue is Ninety-Two Million (92,000,000) shares of Common Stock, par value $0.000001 per share, and Eight Million (8,000,000) shares of Preferred Stock, par value $0.000001 per share.

Common Stock

On May 8, 2018, the Company issued 20,000 shares of common stock to acquire the net assets from Zshoppers.

As of September 30, 2019, and June 30, 2019, the issued and outstanding common stock was 5,760,000 shares.

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

During the three months ended September 30, 2019 and 2018, the shareholder of the Company has made $10,950 and $8,930 net advancement for paying off operating expenses on behalf of the Company, respectively. As of September 30, 2019, the amount due to the shareholder was $62,546.

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

As used in this quarterly report, the terms “we”, “us”, “our” and “our company” mean First Priority Tax Solutions Inc., unless otherwise indicated.

General Overview

Our company was incorporated in the State of Delaware on March 31, 2014. From inception to December 1, 2017, we were in the business of acquiring, developing, managing and selling residential and commercial income-producing properties in the Cincinnati and Dayton, Ohio metropolitan areas. Our revenue primarily resulted from rental income from the tenants occupying the properties we acquire and from the proceeds of property sales. Since starting our business in March 2014, our company has only acquired one light industrial facility in Dayton, Ohio. All real estate activity has been reclassed to discontinued operations. On December 1, 2017, our building was transferred to our primary shareholder in exchange for assumption of the debt associated with the purchase of the building.

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

The address of our principal executive office is 120 High Road, East Finchley, London, England, United Kingdom N2 9ED. Our telephone number is (315) 274-1520. We do not have a corporate website.

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

Results of Operations

The following summary of our operations should be read in conjunction with our unaudited consolidated financial statements for the years ended September 30, 2019 and 2018, which are included herein.

Three Months Ended September 30, 2019 Compared to Three Months Year Ended September 30, 2018

Our operating results for three months ended September 30, 2019 and 2018, and the changes between those periods for the respective items are summarized as follows:

	Three Months Ended
	September30,2019	September 30, 2018	Change
Revenue	$-	$2,046	$(2,046)
Cost of Revenue	$-	$1,919	$(1,919)
Operating expenses	$(13,696)	$(12,685)	$(1,011)
Net loss from continued operations	$(13,696)	$(12,558)	$(1,138)
Net loss	$(13,696)	$(12,558)	$(1,138)

We recognized revenue for the three months ended September 30, 2019 and 2018, $nil and $2,046, respectively.

Net loss was $13,696 for the three months ended September 30, 2019 as compared to net loss of $12,558 for the three months ended September 30, 2018 mainly attributed to the increase in operating expenses.

Net loss from continued operations for the three months ended September 30, 2019 and September 30, 2018 was $13,696 and $12,558, respectively. The increase in net loss from continued operations was mainly attributed to the increase operations expenses.

Operating expenses for the three months ended September 30, 2019 and September 30, 2018 were $13,696 and $12,685, respectively. The increase in the operating expenses were primarily attributed to the increase in professional fees.

Liquidity and Capital

Working Capital

	As of September30, 2019	As of June 30, 2019	Change
Current Assets	$-	$-	$-
Current Liabilities	$77,719	$64,023	$13,696
Working Capital (Deficit)	$(77,719)	$(64,023)	$(13,696)

Cash Flows

	Year Ended
	September 30, 2019	September 30, 2018
Cash Flows used in Operating Activities	$(10,950)	$(11,935)
Cash Flows used in Investing Activities	-	-
Cash Flows provided by Financing Activities	10,950	8,930
Net Decrease in Cash During Period	$-	$(3,005)

The financial statements included in this yearly report have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the financial statements at September 30, 2019 and June 30, 2019, we had an accumulated deficit of $262,147and $248,451 of continuing operations, respectively, and retained earnings of $109,905 and $109,905 from discontinued operations, as of September 30, 2019, and June 30, 2019, respectively. We had a working capital deficit (total current liabilities exceeded total current assets) of $77,719 and $64,023, at September 30, 2019 and June 30, 2019, respectively. Our cash balance and revenues generated are not currently sufficient and cannot be projected to cover our operating expenses for the next 12 months from the filing date of this report. These factors among others raise substantial doubt about our ability to continue as a going concern for a reasonable period of time.

Cash Flows from Operating Activities

Net cash used in our operating activities for the three months ended September 30, 2019 totaled $10,950, compared to net cash used in our operations for the three months ended September 30, 2018 of $11,935. The change in cash used was due primarily to an increase in net loss from continuing operations and an increase in accounts payable and accrued liabilities.

Cash Flows from Investing Activities

For the three months ended September 30, 2019 and September 30, 2018, we had no investing activities.

Cash Flows from Financing Activities

For the three months ended September 30, 2019 and September 30, 2018, net cash provided by financing activities was $10,950 and $8,930, respectively, attributed to the advancement from a shareholder for paying off operating expenses on behalf of the Company.

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

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2019. Based on that evaluation, our management concluded that our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms as a result of the following material weaknesses:

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

Changes in Internal Controls

There have been no changes in our internal controls over financial reporting identified in connection with the evaluation required by paragraph (d) of Securities Exchange Act Rule 13a-15 or Rule 15d-15 that occurred in the quarter ended September 30, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

FIRST PRIORITY TAX SOLUTIONS INC.
(Registrant)
Dated: November 14, 2019	/s/ Hooi Chee Voon
Hooi Chee Voon
President, Chief Executive Officer, Chief Financial Officer and Director
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

