Form 10-Q
period 2019-12-31
Fritzy Tech Inc.
filed 2020-03-10
CIK 1622408

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q
(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2019

or

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to _______

Commission File Number 333-199336

Fritzy Tech Inc.
(Exact name of registrant as specified in its charter)

Delaware	46-5250836
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

120 High Road, East Finchley, London, England, United Kingdom	N2 9ED
(Address of principal executive offices)	(Zip Code)

(315) 274-1520
(Registrant’s telephone number, including area code)

First Priority Tax Solutions Inc.
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

96,000 common shares issued and outstanding as of January 31, 2020.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Fritzy Tech Inc.
(formerly First Priority Tax Solutions, Inc.)
Condensed Consolidated Balance Sheets

	December 31, 2019	June 30, 2019
	(Unaudited )
ASSETS
Current Assets	$-	$-

TOTAL ASSETS	$-	$-

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts payable and accrued liabilities	$17,797	$12,427
Due to shareholder	68,772	51,596
Total Liabilities	86,569	64,023

Stockholders’ Deficit
Preferred stock par value $0.000001: 8,000,000 shares authorized, none issued and outstanding	-	-
Common stock par value $0.000001: 92,000,000 shares authorized, 96,000 shares issued and outstanding	-	-
Additional paid-in capital	74,523	74,523
Accumulated deficit	(270,997)	(248,451)
Retained earnings from discontinued operations	109,905	109,905
Total Stockholders’ Deficit	(86,569)	(64,023)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$-	$-

See accompanying notes to the unaudited condensed consolidated financial statements.

Fritzy Tech Inc.
(formerly First Priority Tax Solutions, Inc.)
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2019	2018	2019	2018

Revenue	$-	$-	$-	$-
Cost of Revenue	-	-	-	-
GROSS PROFIT	-	-	-	-

OPERATING EXPENSES
Professional fees	$7,685	$5,981	$21,381	$16,418
General and administrative	1,165	-	1,165	-
Total Operating Expenses	8,850	5,981	22,546	16,418

NET LOSS FROM CONTINUED OPERATIONS before Income Taxes	(8,850)	(5,981)	(22,546)	(16,418)

Income Taxes	-	-	-	-
NET LOSS FROM CONTINUED OPERATIONS	(8,850)	(5,981)	(22,546)	(16,418)

NET LOSS FROM DISCONTINUED OPERATIONS	-	(183)	-	(2,304)

NET LOSS	$(8,850)	$(6,164)	$(22,546)	$(18,722)

NET LOSS PER SHARE: BASIC AND DILUTED	$(0.09)	$(0.06)	$(0.23)	$(0.20)
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC AND DILUTED	96,000	96,000	96,000	96,000

See accompanying notes to the unaudited condensed consolidated financial statements.

Fritzy Tech Inc.
(formerly First Priority Tax Solutions, Inc.)
Condensed Consolidated Statements of Stockholders’ Deficit
For the Six Months Ended December 31, 2019 and 2018
(Unaudited)

	Common Stock		Additional		Discontinued Operations	Total
	Number of Shares	Amount	Paid-in Capital	Accumulated Deficit	Retained Earnings	Stockholders’ Deficiency

*Balance - June 30, 2019	96,000	$-	$74,523	$(248,451)	$109,905	$(64,023)

Net loss from continued operations	-	-	-	(13,696)	-	(13,696)
Balance - September 30, 2019	96,000	$-	$74,523	$(262,147)	$109,905	$(77,719)

Net loss from continued operations	-	-	-	(8,850)	-	(8,850)
Balance - December 31, 2019	96,000	$-	$74,523	$(270,997)	$109,905	$(86,569)

* Retrospectively reflecting 60:1 reverse-stock split

	Common Stock		Additional		Discontinued Operations	Total
	Number of Shares	Amount	Paid-in Capital	Accumulated Deficit	Retained Earnings	Stockholders’ Deficiency

*Balance - June 30, 2018	96,000	$-	$74,523	$(217,711)	$112,232	$(30,956)

Net loss from discontinued operations	-	-	-	-	(2,121)	(2,121)
Net loss from continued operations	-	-	-	(10,437)	-	(10,437)
Balance - September 30, 2018	96,000	$-	$74,523	$(228,148)	$110,111	$(43,514)

Net loss from discontinued operations	-	-	-	-	(183)	(183)
Net loss from continued operations	-	-	-	(5,981)	-	(5,981)
Balance - December 31, 2018	96,000	$-	$74,523	$(234,129)	$109,928	$(49,678)

* Retrospectively reflecting 60:1 reverse-stock split

See accompanying notes to the unaudited condensed consolidated financial statements

Fritzy Tech Inc.
(formerly First Priority Tax Solutions, Inc.)
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended
	December 31,
	2019	2018

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss from continuing operations	$(22,546)	$(16,418)
Net loss from discontinued operations	-	(2,304)
Changes in operating assets and liabilities:
Accounts payable and accrued liabilities	5,370	(4,476)
Net cash used in operating activities	(17,176)	(23,198)

CASH FLOWS FROM FINANCING ACTIVITIES
Advancement from a shareholder	17,176	20,193
Net cash provided by financing activities	17,176	20,193

Net changes in cash and cash equivalents	-	(3,005)
Cash and cash equivalents - beginning of period	-	3,005
Cash and cash equivalents - end of period	$-	$-

Supplemental Cash Flow Disclosures
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

See accompanying notes to the unaudited condensed consolidated financial statements.

Fritzy Tech Inc.
(formerly First Priority Tax Solutions, Inc.)
Notes to Unaudited Condensed Consolidated Financial Statements
December 31, 2019

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

On October 1, 2018, First Priority Tax Solutions, Inc. disposed of Zshoppers, Inc.

On December 3,2019, a majority of shareholders and board of directors approved a resolution to change the name of the Company to Fritzy Tech Inc. (“Fritzy Tech” or the “Company”).

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

On October 1, 2018, the Company disposed of Zshoppers, Inc. for which the Company acquired their net assets on May 8, 2018. Please refer to Note 6.

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

(ii)
Fair value of long-lived assets
: Fair value is generally determined using the asset’s expected future discounted cash flows or market value, if readily determinable. If long-lived assets are determined to be recoverable, but the newly determined remaining estimated useful lives are shorter than originally estimated, the net book values of the long-lived assets are depreciated over the newly determined remaining estimated useful lives. The Company considers the following to be some examples of important indicators that may trigger an impairment review: (i) significant under-performance or losses of assets relative to expected historical or projected future operating results; (ii) significant changes in the manner or use of assets or in the Company’s overall strategy with respect to the manner or use of the acquired assets or changes in the Company’s overall business strategy; (iii) significant negative industry or economic trends; (iv) increased competitive pressures; (v) a significant decline in the Company’s stock price for a sustained period of time; and (vi) regulatory changes. The Company evaluates acquired assets for potential impairment indicators at least annually and more frequently upon the occurrence of such events.

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

Revenue Recognition

The Company recognizes revenue from the sale of products and services in accordance with ASC 606,”
Revenue Recognition
” following the five steps procedure:

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

There were no potentially dilutive common shares outstanding for the reporting periods ending December 31, 2019 and December 31, 2018.

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

Note 3 – Going Concern

The Company has elected to adopt early application of Accounting Standards Update No. 2014-15,
” Presentation of Financial Statements—Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (“ASU 2014-15”)
.

The accompanying unaudited condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying financials at December 31, 2019 and June 30, 2019, the Company had an accumulated deficit of $270,997 and $248,451 of continuing operations, respectively, and retained earnings of $109,905 and $109,905 from discontinued operations, as of December 31, 2019 and June 30, 2019, respectively. The Company has a working capital deficit (total current liabilities exceeded total current assets) of $86,569 and $64,023, at December 31, 2019 and June 30, 2019, respectively. The Company’s cash balance and revenues generated are not currently sufficient and cannot be projected to cover its operating expenses for the next twelve months from the filing date of this report. These factors among others raise substantial doubt about the Company’s ability to continue as a going concern for a reasonable period of time.

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

Note 4 – Contribution of Assets

On May 8, 2018, the Company entered into a Capital Contribution Agreement with our principal shareholder, Silverlight International Limited. Under the terms of the Capital Contribution Agreement, Silverlight contributed the assets of Zshoppers.com, an electronics and general products ecommerce website, valued at $100,000 to the Company, in exchange for the issuance of an additional 333 shares of common stock (pre-reverse stock split of 20,000 shares, see Note 7) to Silverlight at $5 per share. The assets contributed to our Company consist of all assets used in the operation of the Zshoppers.com business, including, but not limited to Zshoppers domain names, social media accounts and email lists. In connection with the capital contribution, our Company pay the former owner of Zshoppers.com 25% profit share for one year from the date of acquisition, plus $1,000 per month for the Payment Period.

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

On October 1, 2018, the Company disposed of Zshoppers, Inc. for which the Company acquired their net assets on May 8, 2018.

The sales of net liabilities qualified as a discontinued operation of the Company and accordingly, the Company has excluded results of the operations from its Condensed Statements of Operations to present the revenue and cost of revenue from the real estate activity in discontinued operations.

For six months ended December 31, 2019 and 2018, the Company had net loss from discontinued operations results of $0 and $2,304, respectively.

Note 7 – Equity Transactions

Preferred Stock

The Company has authorized 8,000,000 preferred shares with a par value of $0.000001 per share. No shares of preferred stock have been issued.

Common Stock

The Company has authorized 92,000,000 common shares with a par value of $0.000001 per share, and 5,760,000 shares of common stock issued and outstanding

On May 8, 2018, the Company issued 333 shares of common stock (pre-reverse stock split of 20,000 shares) to acquire the net assets from Zshoppers.

On December 3, 2019, a majority of the Company’s shareholders and board of directors approved a reverse stock split of the Company’s issued and outstanding shares of common stock on a one (1) new for 60 old basis. The reverse stock split was approved by Financial Industry Regulatory Authority ( FINRA ) with an effective date of December 23, 2019. As a result of the reverse split, the Company’s issued and outstanding common stock decreased from 5,760,000 shares to 96,000 shares, all with a par value of $0.000001. The Company’s authorized shares remain unchanged.

As of December 31, 2019 and June 30, 2019, the issued and outstanding common stock was 96,000 shares and 96,000 shares, respectively.

Note 8 – Related Party Transactions

On May 8, 2018, the Company entered into a Capital Contribution Agreement with our principal shareholder, Silverlight International Limited. Under the terms of the Capital Contribution Agreement, Silverlight contributed the assets of Zshoppers.com, an electronics and general products ecommerce website, valued at $100,000 to the Company, in exchange for the issuance of an additional 333 shares of common stock (pre-reverse stock split of 20,000 shares) to Silverlight at $5 per share. The assets contributed to our Company consist of all assets used in the operation of the Zshoppers.com business, including, but not limited to Zshoppers domain names, social media accounts and email lists. In connection with the capital contribution, our Company pay the former owner of Zshoppers.com 25% profit share for one year from the date of acquisition, plus $1,000 per month for the payment period.

During the six months ended December 30, 2019 and 2018, the shareholder of the Company has made $17,176 and $20,193 net advancement for paying off operating expenses on behalf of the Company, respectively. As of December 31, 2019, and June 30, 2019, the amount due to the shareholder was $68,772 and $51,596, respectively.

Note 9 – Subsequent Events

Management has evaluated subsequent events through the date these unaudited condensed consolidated financial statements were available to be issued. Based on our evaluation, no material events have occurred that require disclosure.

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

As used in this quarterly report, the terms “we”, “us”, “our” and “our company” mean Fritzy Tech Inc., unless otherwise indicated.

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

On December 3, 2019 a majority of our stockholders and our board of directors approved a change of name of our company to Fritzy Tech Inc. and a reverse stock split of our issued and outstanding shares of common stock on a sixty (60) old for one (1) new basis. A Certificate of Amendment of Certificate of Incorporation was filed with the Delaware Secretary of State on December 5, 2019 with an effective date of December 16, 2019. The name change and reverse stock split was approved by Financial Industry Regulatory Authority ( FINRA ) with an effective date of December 23, 2019.

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

Results of Operations

The following summary of our operations should be read in conjunction with our unaudited consolidated financial statements for the six months ended December 31, 2019 and 2018, which are included herein.

Three Months Ended December 31, 2019 Compared to Three Months Year Ended December 31, 2018

Our operating results for three months ended December 31, 2019 and 2018, and the changes between those periods for the respective items are summarized as follows:

	Three Months Ended
	December 31, 2019	December 31, 2018	Change
Revenue	$-	$-	$-
Operating expenses	$(8,850)	$(5,981)	$(2,869)
Net loss from continued operations	$(8,850)	$(5,981)	$(2,869)
Net income (loss) from discontinued operations	$-	$(183)	$183
Net income (loss)	$(8,850)	$(6,164)	$(2,686)

No revenue was generated for three months ended December 31, 2019 and 2018.

Net loss was $8,850 for the three months ended December 31, 2019 as compared to net loss of $6,164 for the three months ended December 31, 2018 mainly attributed to the increase in operating expenses.

Net loss from continued operations for the three months ended December 31, 2019 and December 31, 2018 was $8,850 and $5,981, respectively. The increase in net loss from continued operations was mainly attributed to the increase operations expenses.

Operating expenses for the three months ended December 31, 2019 and December 31, 2018 were $8,850 and $5,981, respectively. The increase in the operating expenses were primarily attributed to the increase in professional fees and general and administrative expenses.

Net loss from discontinued operations for the three months ended December 31, 2019 and December 31, 2018 was $0 and $183, respectively

Six Months Ended December 31, 2019 Compared to Six Months Year Ended December 31, 2018

Our operating results for six months ended December 31, 2019 and 2018, and the changes between those periods for the respective items are summarized as follows:

	Six Months Ended
	December 31, 2019	December 31, 2018
Revenue	$-	$-
Operating expenses	$(22,546)	$(16,418)
Net loss from continued operations	$(22,546)	$(16,418)
Net income (loss) from discontinued operations	$-	$(2,304)
Net income (loss)	$(22,546)	$(18,722)

No revenue was generated for six months ended December 31, 2019 and 2018.

Net loss was $22,546 for the six months ended December 31, 2019 as compared to net loss of $18,722 for the six months ended December 31, 2018 mainly attributed to the increase in operating expenses.

Net loss from continued operations for the six months ended December 31, 2019 and December 31, 2018 was $22,546 and $16,418, respectively. The increase in net loss from continued operations was mainly attributed to the increase operations expenses.

Operating expenses for the six months ended December 31, 2019 and December 31, 2018 were $22,546 and $16,418, respectively. The increase in the operating expenses were primarily attributed to the increase in professional fees and general and administrative expenses.

Net loss from discontinued operations for the six months ended December 31, 2019 and December 31, 2018 was $0 and $2,304, respectively

Liquidity and Capital

Working Capital

	As of December 31, 2019	As of June 30, 2019	Change
Current Assets	$-	$-	$-
Current Liabilities	$86,569	$64,023	$22,546
Working Capital (Deficit)	$(86,569)	$(64,023)	$(22,546)

The financial statements included in this yearly report have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the financial statements at December 31, 2019 and June 30, 2019, we had an accumulated deficit of $270,997 and $248,451 of continuing operations, respectively, and retained earnings of $109,905 and $109,905 from discontinued operations, as of December 31, 2019, and June 30, 2019, respectively. We had a working capital deficit (total current liabilities exceeded total current assets) of $86,569 and $64,023, at December 31, 2019 and June 30, 2019, respectively. Our cash balance and revenues generated are not currently sufficient and cannot be projected to cover our operating expenses for the next 12 months from the filing date of this report. These factors among others raise substantial doubt about our ability to continue as a going concern for a reasonable period of time.

Cash Flows

	Six Months Ended
	December 31, 2019	December 31, 2018
Cash Flows used in Operating Activities	$(17,176)	$(23,198)
Cash Flows used in Investing Activities	-	-
Cash Flows provided by Financing Activities	17,176	20,193
Net Decrease in Cash During Period	$-	$(3,005)

Cash Flows from Operating Activities

Net cash used in our operating activities for the six months ended December 31, 2019 totaled $17,176, compared to net cash used in our operations for the six months ended December 31, 2018 of $23,198. The increase in net cash used in operating activities was primarily due to the increase in net loss from continuing operations.

Cash Flows from Investing Activities

For the six months ended December 31, 2019 and December 31, 2018, we had no investing activities.

Cash Flows from Financing Activities

For the six months ended December 31, 2019 and December 31, 2018, net cash provided by financing activities was $17,176 and $20,193, respectively, attributed to the advancement from a shareholder for paying off operating expenses on behalf of the Company.

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

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2019. Based on that evaluation, our management concluded that our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms as a result of the following material weaknesses:

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

Changes in Internal Controls

There have been no changes in our internal controls over financial reporting identified in connection with the evaluation required by paragraph (d) of Securities Exchange Act Rule 13a-15 or Rule 15d-15 that occurred in the quarter ended December 31, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit Number	Description
(3)
3.1	Certificate of Incorporation(1)
3.2	By-laws(1)
3.3	Certificate of Amendment of Certificate of Incorporation filed with the Delaware Secretary of State on December 5, 2019 with an effective date of December 16, 2019(2)
(31)	Rule 13a-14 (d)/15d-14d) Certifications
31.1*	Section 302 Certification by the Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer
(32)	Section 1350 Certifications
32.1**	Section 906 Certification by the Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer
101 **	Interactive Data File
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
_________
(1)	Incorporated by reference to the exhibits included with Registration Statement on Form S-11 (No. 333-199336), declared effective by the U.S. Securities and Exchange Commission on February 5, 2015.
(2)	Incorporated by reference to the exhibits included with our Current Report on Form 8-K filed on December 16, 2019.

* Filed herewith.
** Furnished herewith

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FRITZY TECH INC.
(Registrant)

Dated: March 10, 2020	/s/ Hooi Chee Voon
Hooi Chee Voon
President, Chief Executive Officer, Chief
Financial Officer and Director
(Principal Executive Officer, Principal Financial
Officer and Principal Accounting Officer)

