Form 10-Q/A
period 2019-12-31
Fritzy Tech Inc.
filed 2020-05-20
CIK 1622408

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q/A

Amendment No. 1

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

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-Q/A (“Amendment No. 1”) amends our Quarterly Report on Form 10-Q for the three months and six months ended December 31, 2019, as filed with the U.S. Securities and Exchange Commission on March 10, 2020 (the “Original Filing” and the “Original Filing Date”). Amendment No. 1 includes the correction of the following previously filed condensed consolidated unaudited financial statements and data (and related disclosures): (1) the Condensed Consolidated Statements of Operations and Comprehensive Loss for the three months and six months ended December 31, 2019; and (2) our management’s discussion and analysis of financial condition and results of operations as of and for the three and six months ended December 31, 2019, located in Part I Item 2 of this Form 10-Q/A.

Subsequent to the issuance of the Company's December 31, 2019 condensed consolidated financial statements, management of the Company concluded amounts originally recorded as due to shareholder should have been recorded as amounts due to non-related parties as convertible notes had been issued for these balances.

Pursuant to Rule 12b-15 promulgated under the Securities Exchange Act of 1934, as amended and for the convenience of the reader, this Form 10-Q/A sets forth the Original Filing in its entirety. However, this Form 10-Q/A only amends Items 1, 2 and 4 of Part I of the Original Filing, in each case, as a result of, and to reflect the correction, as well as conforming changes to Item 1A of Part II.

Part II, Item 6. has been included herein to reflect new certifications pursuant to Section 302 and Section 906 of the Sarbanes-Oxley Act of 2002, which are filed and furnished herewith, respectively. This Amendment No. 1 speaks as of the Original Filing Date and does not reflect events that may have occurred subsequent to the Original Filing Date.

No other changes have been made to the Original Filing.

2

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Fritzy Tech Inc.

(formerly First Priority Tax Solutions, Inc.)

Condensed Consolidated Balance Sheets

	December 31, 2019	June 30, 2019
	(Unaudited )
ASSETS
Current Assets	$-	$-

TOTAL ASSETS	$-	$-

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts payable and accrued liabilities	$17,931	$12,427
Convertible notes	68,772	-
Due to shareholder	-	51,596
Total Liabilities	86,703	64,023

Stockholders’ Deficit
Preferred stock par value $0.000001: 8,000,000 shares authorized, none issued and outstanding	-	-
Common stock par value $0.000001: 92,000,000 shares authorized, 96,000 shares issued and outstanding	-	-
Additional paid-in capital	143,295	74,523
Accumulated deficit	(339,903)	(248,451)
Retained earnings from discontinued operations	109,905	109,905
Total Stockholders’ Deficit	(86,703)	(64,023)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$-	$-

See accompanying notes to the unaudited condensed consolidated financial statements.

Fritzy Tech Inc.

(formerly First Priority Tax Solutions, Inc.)

Condensed Consolidated Statements of Operations

(Unaudited)

	ThreeMonthsEnded		Six Months Ended
	December31,		December 31,
	2019	2018	2019	2018

Revenue	$-	$-	$-	$-
Cost of Revenue	-	-	-	-
GROSS PROFIT	-	-	-	-

OPERATING EXPENSES
Professional fees	$7,685	$5,981	$21,381	$16,418
General and administrative	1,165	-	1,165	-
Total Operating Expenses	8,850	5,981	22,546	16,418

OTHER INCOME (EXPENSES)
Interest expense	(68,906)	-	(68,906)	-
	(68,906)	-	(68,906)	-

NET LOSS FROM CONTINUED OPERATIONS before Income Taxes	(77,756)	(5,981)	(91,452)	(16,418)

Income Taxes	-	-	-	-
NET LOSS FROM CONTINUED OPERATIONS	(77,756)	(5,981)	(91,452)	(16,418)

NET LOSS FROM DISCONTINUED OPERATIONS	-	(183)	-	(2,304)

NET LOSS	$(77,756)	$(6,164)	$(91,452)	$(18,722)

NET LOSS PER SHARE: BASIC AND DILUTED	$(0.81)	$(0.06)	$(0.95)	$(0.20)
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC AND DILUTED	96,000	96,000	96,000	96,000

See accompanying notes to the unaudited condensed consolidated financial statements.

Fritzy Tech Inc.

(formerly First Priority Tax Solutions, Inc.)

Condensed Consolidated Statements of Stockholders’ Deficit

For the Six Months Ended December 31, 2019 and 2018

(Unaudited)

	Common Stock		Additional		Discontinued Operations	Total
	Number of Shares	Amount	Paid-in Capital	Accumulated Deficit	Retained Earnings	Stockholders' Deficiency

*Balance - June 30, 2019	96,000	$-	$74,523	$(248,451)	$109,905	$(64,023)

Net loss from continued operations	-	-	-	(13,696)	-	(13,696)
Balance - September 30, 2019	96,000	$-	$74,523	$(262,147)	$109,905	$(77,719)

Beneficial conversion feature	-	-	68,772	-	-	68,772
Net loss from continued operations	-	-	-	(77,756)	-	(77,756)
Balance - December 31, 2019	96,000	$-	$143,295	$(339,903)	$109,905	$(86,703)

* Retrospectively reflecting 60:1 reverse-stock split

	Common Stock		Additional		Discontinued Operations	Total
	Number of Shares	Amount	Paid-in Capital	Accumulated Deficit	Retained Earnings	Stockholders' Deficiency

*Balance - June 30, 2018	96,000	$-	$74,523	$(217,711)	$112,232	$(30,956)

Net loss from discontinued operations	-	-	-	-	(2,121)	(2,121)
Net loss from continued operations	-	-	-	(10,437)	-	(10,437)
Balance - September 30, 2018	96,000	$-	$74,523	$(228,148)	$110,111	$(43,514)

Net loss from discontinued operations	-	-	-	-	(183)	(183)
Net loss from continued operations	-	-	-	(5,981)	-	(5,981)
Balance - December 31, 2018	96,000	$-	$74,523	$(234,129)	$109,928	$(49,678)

 * Retrospectively reflecting 60:1 reverse-stock split

See accompanying notes to the unaudited condensed consolidated financial statements

Fritzy Tech Inc.

(formerly First Priority Tax Solutions, Inc.)

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended
	December 31,
	2019	2018

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss from continuing operations	$(91,452)	$(16,418)
Net loss from discontinued operations	-	(2,304)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of debt discount	68,772	-
Changes in operating assets and liabilities:
Accounts payable and accrued liabilities	5,504	(4,476)
Net cash used in operating activities	(17,176)	(23,198)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of convertible notes	17,176	-
Advancement from a shareholder	-	20,193
Net cash provided by financing activities	17,176	20,193

Net changes in cash and cash equivalents	-	(3,005)
Cash and cash equivalents - beginning of period	-	3,005
Cash and cash equivalents - end of period	$-	$-

Supplemental Cash Flow Disclosures
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

Non-Cash Investing and Financing Activity:
Beneficial conversion feature	$68,772	$-

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

(iii)

Valuation allowance for deferred tax assets: Management assumes that the realization of the Company’s net deferred tax assets resulting from its net operating loss (“NOL”) carry-forwards for Federal income tax purposes that may be offset against future taxable income was not considered more likely than not and accordingly, the potential tax benefits of the net loss carry-forwards are offset by a full valuation allowance. Management made this assumption based on (a) the Company has incurred recurring losses, (b) general economic conditions, and (c) its ability to raise additional funds to support its daily operations by way of a public or private offering, among other factors.

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

Pursuant to Section 850-10-20 the related parties include a. affiliates (“Affiliate” means, with respect to any specified Person, any other Person that, directly or indirectly through one or more intermediaries, controls, is controlled by or is under common control with such Person, as such terms are used in and construed under Rule 405 under the Securities Act) of the Company; b. entities for which investments in their equity securities would be required, absent the election of the fair value option under the Fair Value Option Subsection of Section 825-10-15, to be accounted for by the equity method by the investing entity; c. trusts for the benefit of employees, such as pension and profit-sharing trusts that are managed by or under the trusteeship of management; d. principal owners of the Company; e. management of the Company; f. other parties with which the Company may deal if one party controls or can significantly influence the management or operating policies of the other to an extent that one of the transacting parties might be prevented from fully pursuing its own separate interests; and g. other parties that can significantly influence the management or operating policies of the transacting parties or that have an ownership interest in one of the transacting parties and can significantly influence the other to an extent that one or more of the transacting parties might be prevented from fully pursuing its own separate interests.

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

Pursuant to ASC Paragraphs 260-10-45-45-21 through 260-10-45-45-23 Diluted EPS shall be based on the most advantageous conversion rate or exercise price from the standpoint of the security holder. The dilutive effect of outstanding call options and warrants (and their equivalents) issued by the reporting entity shall be reflected in diluted EPS by application of the treasury stock method unless the provisions of paragraphs 260-10-45-35 through 45-36 and 260-10-55-8 through 55-11 require that another method be applied. Equivalents of options and warrants include non-vested stock granted to employees, stock purchase contracts, and partially paid stock subscriptions (see paragraph 260-10-55-23). Anti-dilutive contracts, such as purchased put options and purchased call options, shall be excluded from diluted EPS. Under the treasury stock method: a. Exercise of options and warrants shall be assumed at the beginning of the period (or at time of issuance, if later) and common shares shall be assumed to be issued. b. The proceeds from exercise shall be assumed to be used to purchase common stock at the average market price during the period. (See paragraphs 260-10-45-29 and 260-10-55-4 through 55-5.) c. The incremental shares (the difference between the number of shares assumed issued and the number of shares assumed purchased) shall be included in the denominator of the diluted EPS computation.

For the six months ended December 31 and 2018, respectively, the following convertible notes were excluded from the computation of diluted net loss per shares as the result of the computation was anti-dilutive:

	December 31,	December 31,
	2019	2018
	(Shares)	(Shares)
Convertible notes payable	34,386,000	-

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

Note 3 - Going Concern

The Company has elected to adopt early application of Accounting Standards Update No. 2014-15,” Presentation of Financial Statements-Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (“ASU 2014-15”).

The accompanying unaudited condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying financials at December 31, 2019 and June 30, 2019, the Company had an accumulated deficit of $339,903 and $248,451 of continuing operations, respectively, and retained earnings of $109,905 and $109,905 from discontinued operations, as of December 31, 2019 and June 30, 2019, respectively. The Company has a working capital deficit (total current liabilities exceeded total current assets) of $86,703 and $64,023, at December 31, 2019 and June 30, 2019, respectively. The Company’s cash balance and revenues generated are not currently sufficient and cannot be projected to cover its operating expenses for the next twelve months from the filing date of this report. These factors among others raise substantial doubt about the Company’s ability to continue as a going concern for a reasonable period of time.

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

Note 4 - Contribution of Assets

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

Note 5 - Disposal of Net Liabilities

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

Note 6 - Discontinued Operations

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

Note 7 - Equity Transactions

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

Note 8 - Related Party Transactions

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

On December 30, 2019, the Company issued convertible notes to two un-affiliated parties for an aggregate amount of $68,772 to replace the full amount of related party advances that had been provided to the Company through December 31, 2019.

Note 9 - Convertible Notes

	December 31,	June 30,
	2019	2019
Convert Notes - December 2019	$68,772	$-
Less current portion of convertible notes payable	(68,772)	-
Long-term convertible notes payable	$(68,772)	$-

On December 30, 2019, the Company issued convertible notes to two un-affiliated parties for an aggregate amount of $68,772 to replace the full amount of related party advances that had been provided to the Company through December 31, 2019. The convertible notes are due on demand, bear interest at 35% per annum and are convertible at $0.002 per share for the Company common stock.

The discount on convertible notes from beneficial conversion feature of $68,772 was fully amortized during the six months ended December 31, 2019.

During the six months ended December 31, 2019, the Company incurred note interest expense of $134.

As of December 31, 2019, the convertible note payable and  accrued interest from the convertible notes was $68,772 and $134, respectively.

Note  10 - Subsequent Events

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

Net loss was $77,756 for the three months ended December 31, 2019 as compared to net loss of $6,164 for the three months ended December 31, 2018 mainly attributed to the increase in operating expenses.

Net loss from continued operations for the three months ended December 31, 2019 and December 31, 2018 was $77,756 and $5,981, respectively. The increase in net loss from continued operations was mainly attributed to the increase in professional fees, general and administrative expense and amortization on note discount.

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

Net loss was $91,452 for the six months ended December 31, 2019 as compared to net loss of $18,722 for the six months ended December 31, 2018 mainly attributed to the increase in operating expenses.

Net loss from continued operations for the six months ended December 31, 2019 and December 31, 2018 was $91,452 and $16,418, respectively. The increase in net loss from continued operations was mainly attributed to the increase in professional fees, general and administrative expense and amortization on note discount.

Net loss from discontinued operations for the six months ended December 31, 2019 and December 31, 2018 was $0 and $2,304, respectively

Liquidity and Capital

Working Capital

	As of December 31, 2019	As of June 30, 2019	Change
Current Assets	$-	$-	$-
Current Liabilities	$86,569	$64,023	$22,546
Working Capital (Deficit)	$(86,569)	$(64,023)	$(22,546)

The financial statements included in this yearly report have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the financial statements at December 31, 2019 and June 30, 2019, we had an accumulated deficit of $339,903 and $248,451 of continuing operations, respectively, and retained earnings of $109,905 and $109,905 from discontinued operations, as of December 31, 2019, and June 30, 2019, respectively. We had a working capital deficit (total current liabilities exceeded total current assets) of $86,703 and $64,023, at December 31, 2019 and June 30, 2019, respectively. Our cash balance and revenues generated are not currently sufficient and cannot be projected to cover our operating expenses for the next 12 months from the filing date of this report. These factors among others raise substantial doubt about our ability to continue as a going concern for a reasonable period of time.

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

FRITZY TECH INC.
(Registrant)

Dated: May 20 , 2020	/s/ Hooi Chee Voon
Hooi Chee Voon
President, Chief Executive Officer, Chief
Financial Officer and Director
(Principal Executive Officer, Principal Financial
Officer and Principal Accounting Officer)

