Form 10-Q
period 2020-03-31
Fritzy Tech Inc.
filed 2020-05-20
CIK 1622408

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

or

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

96,000 common shares issued and outstanding as of May 20, 2020.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Fritzy Tech Inc.

(formerly First Priority Tax Solutions, Inc.)

Condensed Consolidated Balance Sheets

	March 31, 2020	June 30, 2019
	(Unaudited)
ASSETS
Current Assets	$-	$-

TOTAL ASSETS	$-	$-

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts payable and accrued liabilities	$26,647	$12,427
Convertible notes	74,991	-
Due to shareholder	-	51,596
Total Liabilities	101,638	64,023

Stockholders’ Deficit
Preferred stock par value $0.000001: 8,000,000 shares authorized,
none issued and outstanding	-	-
Common stock par value $0.000001: 92,000,000 shares authorized,
96,000 shares issued and outstanding	-	-
Additional paid-in capital	149,514	74,523
Accumulated deficit	(361,057)	(248,451)
Retained earnings from discontinued operations	109,905	109,905
Total Stockholders’ Deficit	(101,638)	(64,023)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$-	$-

See accompanying notes to the unaudited condensed consolidated financial statements.

Fritzy Tech Inc.

(formerly First Priority Tax Solutions, Inc.)

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2020	2019	2020	2019

Revenue	$-	$-	$-	$-
Cost of Revenue	-	-	-	-
GROSS PROFIT	-	-	-	-

OPERATING EXPENSES
Professional fees	$8,778	$6,655	$30,159	$23,073
General and administrative	-	-	1,165	1,562
Total Operating Expenses	8,778	6,655	31,324	24,635

OTHER INCOME (EXPENSES)
Interest expense	(12,376)	-	(81,282)	-
	(12,376)	-	(81,282)	-

NET LOSS FROM CONTINUED OPERATIONS before Income Taxes	(21,154)	(6,655)	(112,606)	(24,635)

Income Taxes	-	-	-	-
NET LOSS FROM CONTINUED OPERATIONS	(21,154)	(6,655)	(112,606)	(24,635)

NET LOSS FROM DISCONTINUED OPERATIONS	-	-	-	(2,327)

NET LOSS	$(21,154)	$(6,655)	$(112,606)	$(26,962)

NET LOSS PER SHARE: BASIC AND DILUTED	$(0.22)	$(0.07)	$(1.17)	$(0.28)
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC AND DILUTED	96,000	96,000	96,000	96,000

See accompanying notes to the unaudited condensed consolidated financial statements.

Fritzy Tech Inc.

(formerly First Priority Tax Solutions, Inc.)

Condensed Consolidated Statements of Stockholders’ Deficit

For the Nine Months Ended March 31, 2020 and 2019

(Unaudited)

For the Nine Months Ended March 31, 2020

					Discontinued
	Common Stock		Additional	Accumulated	Operations	Total
	Number of Shares	Amount	Paid-in Capital	Deficit	Retained Earnings	Stockholders' Deficiency

*Balance - June 30, 2019	96,000	$-	$74,523	$(248,451)	$109,905	$(64,023)

Net loss from continued operations	-	-	-	(13,696)	-	(13,696)
Balance - September 30, 2019	96,000	$-	$74,523	$(262,147)	$109,905	$(77,719)

Beneficial conversion feature	-	-	68,772	-	-	68,772
Net loss from continued operations	-	-	-	(77,756)	-	(77,756)
Balance - December 31, 2019	96,000	$-	$143,295	$(339,903)	$109,905	$(86,703)

Beneficial conversion feature	-	-	6,219	-	-	6,219
Net loss from continued operations	-	-		(21,154)	-	(21,154)
Balance - March 31, 2020	96,000	$-	$149,514	$(361,057)	$109,905	$(101,638)

* Retrospectively reflecting 60:1 reverse-stock split

For the Nine Months Ended March 31, 2019

					Discontinued
	Common Stock		Additional	Accumulated	Operations	Total
	Number of Shares	Amount	Paid-in Capital	Deficit	Retained Earnings	Stockholders' Deficiency

*Balance - June 30, 2018	96,000	$-	$74,523	$(217,711)	$112,232	$(30,956)

Net loss from discontinued operations	-	-	-	-	(2,121)	(2,121)
Net loss from continued operations	-	-	-	(10,437)	-	(10,437)
Balance - September 30, 2018	96,000	$-	$74,523	$(228,148)	$110,111	$(43,514)

Net loss from discontinued operations	-	-	-	-	(183)	(183)
Net loss from continued operations	-	-	-	(5,981)	-	(5,981)
Balance - December 31, 2018	96,000	$-	$74,523	$(234,129)	$109,928	$(49,678)

Net loss from discontinued operations	-	-	-	-	(23)	(23)
Net loss from continued operations	-	-	-	(8,217)	-	(8,217)
Balance - March 31, 2019	96,000	$-	$74,523	$(242,346)	$109,905	$(57,918)

* Retrospectively reflecting 60:1 reverse-stock split

See accompanying notes to the unaudited condensed consolidated financial statements

Fritzy Tech Inc.

(formerly First Priority Tax Solutions, Inc.)

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended
	March 31,
	2020	2019

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss from continuing operations	$(112,606)	$(24,635)
Net loss from discontinued operations	-	(2,327)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of debt discount	74,991
Changes in operating assets and liabilities:
Accounts payable and accrued liabilities	14,220	(8,556)
Net cash used in operating activities	(23,395)	(35,518)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of convertible notes	23,395	-
Advancement from a shareholder	-	32,513
Net cash provided by financing activities	23,395	32,513

Net changes in cash and cash equivalents	-	(3,005)
Cash and cash equivalents - beginning of period	-	3,005
Cash and cash equivalents - end of period	$-	$-

Supplemental Cash Flow Disclosures
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

Non-Cash Investing and Financing Activity:
Beneficial conversion feature	$74,991	$-

See accompanying notes to the unaudited condensed consolidated financial statements.

Fritzy Tech Inc.

(formerly First Priority Tax Solutions, Inc.)

Notes to Unaudited Condensed Consolidated Financial Statements

March 31, 2020

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

For the nine months ended March 31,2020 and 2019, respectively, the following convertible notes were excluded from the computation of diluted net loss per shares as the result of the computation was anti-dilutive:

	March 31,	March 31,
	2020	2019
	(Shares)	(Shares)
Convertible notes payable	37,495,640	-

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

Note 3 – Going Concern

The Company has elected to adopt early application of Accounting Standards Update No. 2014-15,

” Presentation of Financial Statements—Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (“ASU 2014-15”)

The accompanying unaudited condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying financials at March 31, 2020 and June 30, 2019, the Company had an accumulated deficit of $361,057 and $248,451 of continuing operations, respectively, and retained earnings of $109,905 and $109,905 from discontinued operations, as of March 31, 2020 and June 30, 2019, respectively. The Company has a working capital deficit (total current liabilities exceeded total current assets) of $101,638 and $64,023, at March 31, 2020 and June 30, 2019, respectively. The Company’s cash balance and revenues generated are not currently sufficient and cannot be projected to cover its operating expenses for the next twelve months from the filing date of this report. These factors among others raise substantial doubt about the Company’s ability to continue as a going concern for a reasonable period of time.

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

For nine months ended March 31, 2020 and 2019, the Company had net loss from discontinued operations results of $0 and $2,327, respectively.

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

As of March, 31, 2020 and June 30, 2019, the issued and outstanding common stock was 96,000 shares and 96,000 shares, respectively.

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

Note 9 – Convertible Notes

	March 31,	June 30,
	2020	2019
Convert Notes - December 2019	$68,772	$-
Convert Note - March 2020	6,219
Less current portion of convertible notes payable	(74,991)	-
Long-term convertible notes payable	$-	$-

On December 30, 2019, the Company issued convertible notes to two un-affiliated parties for an aggregate amount of $68,772 to replace the full amount of related party advances that had been provided to the Company through December 31, 2019. The convertible notes are due on demand, bear interest at 35% per annum and are convertible at $0.002 per share for the Company common stock.

On March 31, 2020, the Company issued a convertible note to an un-affiliated party of $6,219 for payment of operation expenses. The convertible note is due on demand, bear interest at 35% per annum and is convertible at $0.002 per share for the Company common stock.

The discount on convertible notes from beneficial conversion feature of $74,991 was fully amortized during the nine months ended March 31, 2020.

During the nine months ended March 31, 2020, the Company incurred note interest expense of 6,291.

As of March 31, 2020, the convertible note payable and accrued interest from the convertible notes was $74,991 and $6,291, respectively.

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

Results of Operations

The following summary of our operations should be read in conjunction with our unaudited consolidated financial statements for the nine months ended March 31, 2020 and 2019, which are included herein.

Three Months Ended March 31, 2020 Compared to Three Months Ended March 31, 2019

Our operating results for three months ended March 31, 2020 and 2019, and the changes between those periods for the respective items are summarized as follows:

	Three Months Ended
	March 31, 2020	March 31, 2019	Change
Revenue	$-	$-	$-
Cost of Revenue	$-	$-	$-
Operating expenses	$(8,778)	$(6,655)	$(2,123)
Other income (expenses)	$(12,376)	$-	$(12,376)
Net loss from continued operations	$(21,154)	$(6,655)	$(14,499)
Net income (loss) from discontinued operations	$-	$-	$-
Net income (loss)	$(21,154)	$(6,655)	$(14,499)

No revenue was generated for three months ended March 31, 2020 and 2019.

Net loss was $21,154 for the three months ended March 31, 2020 as compared to net loss of $6,655 for the three months ended March 31, 2019 mainly attributed to the increase in operating expenses and other expenses.

Net loss from continued operations for the three months ended March 31, 2020 and December 31, 2019 was $21,154 and $6,655, respectively. The increase in net loss from continued operations was mainly attributed to the increase professional fees, general and administrative expense and amortization on note discount.

Nine Months Ended March 31, 2020 Compared to Nine Months Ended March 31, 2019

Our operating results for nine months ended March 31, 2020 and 2019, and the changes between those periods for the respective items are summarized as follows:

	Nine Months Ended
	March 31, 2020	March 31, 2019	Change
Revenue	$-	$-	$-
Cost of Revenue	$-	$-	$-
Operating expenses	$(31,324)	$(24,635)	$(6,689)
Other income (expenses)	$(81,282)	$-	$(81,282)
Net loss from continued operations	$(112,606)	$(24,635)	$(87,971)
Net income (loss) from discontinued operations	$-	$(2,327)	$2,327
Net income (loss)	$(112,606)	$(26,962)	$(85,644)

No revenue was generated for nine months ended March 31, 2020 and 2019.

Net loss was $112,606 for the nine months ended March 31, 2020 as compared to net loss of $26,962 for the nine months ended March 31, 2019 mainly attributed to the increase in operating expenses and other expenses.

Net loss from continued operations for the nine months ended March 31, 2020 and March 31, 2019 was $112,606 and $24,635, respectively. The increase in net loss from continued operations was mainly attributed to the increase in professional fees, general and administrative expense and amortization on note discount.

Net loss from discontinued operations for the nine months ended March 31, 2020 and March 31, 2019 was $0 and $2,327, respectively

Liquidity and Capital

Working Capital

	March 31, 2020	June 30, 2019	Change
Current Assets	$-	$-	$-
Current Liabilities	$101,638	$64,023	$37,615
Working Capital (Deficit)	$(101,638)	$(64,023)	$(37,615)

The financial statements included in this yearly report have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the financial statements at March 31, 2020 and June 30, 2019, we had an accumulated deficit of $361,057 and $248,451 of continuing operations, respectively, and retained earnings of $109,905 and $109,905 from discontinued operations, as of March 31, 2020, and June 30, 2019, respectively. We had a working capital deficit (total current liabilities exceeded total current assets) of $101,638 and $64,023, at March 31, 2020 and June 30, 2019, respectively. Our cash balance and revenues generated are not currently sufficient and cannot be projected to cover our operating expenses for the next 12 months from the filing date of this report. These factors among others raise substantial doubt about our ability to continue as a going concern for a reasonable period of time.

Cash Flows

	Nine Months Ended
	March 31, 2020	March 31, 2019
Cash Flows used in Operating Activities	$(23,395)	$(35,518)
Cash Flows used in Investing Activities	-	-
Cash Flows provided by Financing Activities	23,395	32,513
Net Decrease in Cash During Period	$-	$(3,005)

Cash Flows from Operating Activities

Net cash used in our operating activities for the nine months ended March 31, 2020 totaled $23,395, compared to net cash used in our operations for the nine months ended March 31, 2019 of $35,518.

For the nine months ended March 31, 2020, net cash flows used in operating activities was $23,395, consisting of a net loss of $112,606, decreased by an increase in accounts payable and accrued liabilities of $14,220, and amortization of debt discount of $74,991. For the nine months ended March 31, 2019, net cash flows used in operating activities was $35,518, consisting of a net loss from continuing operations of $24,635, increased by net loss from discontinuing operations of $2,327 and decrease in accounts payable and accrued liabilities of $8,556.

Cash Flows from Investing Activities

For the nine months ended March 31, 2020 and March 31, 2019, we had no investing activities.

Cash Flows from Financing Activities

For the nine months ended March 31, 2020 and March 31, 2019, net cash provided by financing activities was $23,395 from proceeds from issuance of convertible notes and $32,513 from the advancement from a shareholder for paying off operating expenses on behalf of the Company, respectively.

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

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2020. Based on that evaluation, our management concluded that our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms as a result of the following material weaknesses:

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

Changes in Internal Controls

There have been no changes in our internal controls over financial reporting identified in connection with the evaluation required by paragraph (d) of Securities Exchange Act Rule 13a-15 or Rule 15d-15 that occurred in the quarter ended March 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

FRITZY TECH INC.
(Registrant)

Dated: May 20, 2020	/s/ Hooi Chee Voon
Hooi Chee Voon
President, Chief Executive Officer, Chief
Financial Officer and Director
(Principal Executive Officer, Principal Financial
Officer and Principal Accounting Officer)

