Form 10-Q/A
period 2020-03-31
Fritzy Tech Inc.
filed 2020-07-28
CIK 1622408

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q/A

Amendment No.1

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

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-Q/A (“Amendment No. 1”) amends our Quarterly Report on Form 10-Q for the three months and nine months ended March 31, 2020, as filed with the U.S. Securities and Exchange Commission on May 20, 2020 (the “Original Filing” and the “Original Filing Date”). Amendment No. 1 includes the correction of the following previously filed condensed consolidated unaudited financial statements and related disclosures: (1) Note 1 Organizations and Operations located in Part I Item 1 of this Form 10-Q/A; and (2) General Overview under Management’s Discussion and Analysis of Financial Condition or Plan of Operation located in Part I Item 2 of this Form 10-Q/A.

Subsequent to the issuance of the Company's March 31, 2020 condensed consolidated financial statements, management of the Company concluded re-statement of the current and future business plans of the Company.

Pursuant to Rule 12b-15 promulgated under the Securities Exchange Act of 1934, as amended and for the convenience of the reader, this Form 10-Q/A sets forth the Original Filing in its entirety. However, this Form 10-Q/A only amends Items 1 and 2 of Part I of the Original Filing, in each case, as a result of, and to reflect the correction, as well as conforming changes to Item 1 and 2 of Part I.

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

The Company is working on relaunching the Zshoppers.com brand under the direct ownership of Fritzy Tech Inc. We are also in the late-stage developments of our plan to launch and market homekout.com.

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

The Company is working on relaunching the Zshoppers.com brand under the direct ownership of Fritzy Tech Inc. We are also in the late-stage developments of our plan to launch and market homekout.com.

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

FRITZY TECH INC.
(Registrant)

Dated: May 27, 2020	/s/ Hooi Chee Voon
Hooi Chee Voon
President, Chief Executive Officer, Chief
Financial Officer and Director
(Principal Executive Officer, Principal Financial
Officer and Principal Accounting Officer)

