Form 10-K
period 2020-06-30
Fritzy Tech Inc.
filed 2020-09-02
CIK 1622408

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2020

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

The aggregate market value of Common Stock held by non-affiliates of the Registrant on December 31, 2019 was $47,848 based on a $1.65 average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of the latest practicable date.

25,096,000 shares of common stock issued and outstanding as of August 10, 2020.

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

As used in this annual report, the terms “we”, “us”, “our” and “our company” mean Fritzy Tech Inc. and our wholly owned subsidiary, First Tax Priority Solutions Inc., a Delaware corporation, unless otherwise indicated.

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

Our Current Business

We are working on relaunching the Zshoppers.com brand under the direct ownership of Fritzy Tech Inc. We are also in the late-stage developments of our plan to launch and market homekout.com.

To support our business plan, we will require additional financing. There can be no assurance, however, that we will be able to acquire the financing necessary to enable us to pursue our plan of operation. If our company requires additional financing and we are unable to acquire such funds, our business may fail.

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

Holders

As of August 10, 2020, we had 3 shareholders of record of our common stock with 25,096,000 shares of common stock outstanding.

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

Recent Sales of unregistered securities

None.

Issuer Purchases of Equity Securities

There were no repurchases of common stock for the year ended June 30, 2020.

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

Results of Operations

The following summary of our operations should be read in conjunction with our audited consolidated financial statements for the year ended June 30, 2020 and 2019.

Year Ended June 30, 2020 Compared to Year Ended June 30, 2019

Our operating results for the year ended June 30, 2020 and 2019, and the changes between those periods for the respective items are summarized as follows:

	Year Ended
	June 30, 2020	June 30, 2019	Change	%
Revenue	$-	$-	$-	-
Cost of Revenue	$-	$-	$-	-
Operating expenses	$(25,037,849)	$(30,740)	$(25,007,109)	81,350%
Other expenses	$(96,660)	$-	$(96,660)	0%
Net loss from continued operations	$(25,134,509)	$(30,740)	$(25,103,769)	81,665%
Net loss from discontinued operations	$-	$(2,327)	$2,327	(100)%
Net loss	$(25,134,509)	$(33,067)	$(25,101,442)	75,911%

No revenue was generated for year ended June 30, 2020 and 2019.

Net loss was $25,134,509 for the year ended June 30, 2020 as compared to net loss of $33,067 for the year ended June 30, 2019 mainly attributed to the increase in operating expenses and other expenses.

Net loss from continued operations for the year ended June 30, 2020 and June 30, 2019 was $25,134,509 and $33,067, respectively. The increase in net loss from continued operations was mainly attributed to the increase in operating expenses and other expenses. During the year ended June 30, 2020, the Company incurred stock based compensation of $25,000,000 from stock payable of 25,000,000 outstanding common shares based on stock trading price at $1.00 per share to the Company’s Chief Executive Officer as compensation for the year 2019.

Net loss from discontinued operations for the year ended June 30, 2020 and June 30, 2019 was $0 and $2,327, respectively.

Liquidity and Capital

Working Capital

	June 30, 2020	June 30, 2019	Change	%
Current Assets	$-	$-	$-	-
Current Liabilities	$114,731	$64,023	$50,708	79%
Working Capital (Deficit)	$(114,731)	$(64,023)	$(50,708)	79%

	Year Ended
	June 30, 2020	June 30, 2019
Cash Flows used in Operating Activities	$(32,205)	$(41,623)
Cash Flows used in Investing Activities	-	-
Cash Flows provided by Financing Activities	32,205	38,618
Net Decrease in Cash During Period	$-	$(3,005)

The financial statements included in this yearly report have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the financial statements at June 30, 2020 and June 30, 2019, we had an accumulated deficit of $25,382,960 and $248,451 of continuing operations, respectively, and retained earnings of $109,905 and $109,905 from discontinued operations, as of June 30, 2020, and June 30, 2019, respectively. We had a working capital deficit (total current liabilities exceeded total current assets) of $114,731 and $64,023, at June 30, 2020 and June 30, 2019, respectively. The increase in working capital deficiency was mainly attributed to the increase in convertible notes and accounts payable and accrued liabilities. Our cash balance and revenues generated are not currently sufficient and cannot be projected to cover our operating expenses for the next 12 months from the filing date of this report. These factors among others raise substantial doubt about our ability to continue as a going concern for a reasonable period of time.

Cash Flows from Operating Activities

Net cash used in our operating activities for the year ended June 30, 2020 totaled $32,205, compared to net cash used in our operations for the year ended June 30, 2019 of $41,623.

For the year ended June 30, 2020, net cash flows used in operating activities was $32,205, consisting of a net loss of $25,134,509, decreased by stock based compensation of $25,000,000, amortization of debt discount of $83,801 and an increase in accounts payable and accrued liabilities of $18,503.

For the year ended June 30, 2019, net cash flows used in operating activities was $41,623, consisting of a net loss from continuing operations of $30,740 and net loss from discontinuing operations of $2,327, increased by a decrease in accounts payable and accrued liabilities of $8,556.

Cash Flows from Investing Activities

For the year ended June 30, 2020 and June 30, 2019, we had no investing activities.

Cash Flows from Financing Activities

For the year ended June 30, 2020 and June 30, 2019, net cash provided by financing activities was $32,205 from proceeds from issuance of convertible notes and $38,618 from the advancement from a shareholder for paying off operating expenses on behalf of the Company, respectively.

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

Liquidity and Capital Resources

Our cash balance at June 30, 2020 was $NIL, with $114,731 in outstanding current liabilities, consisting of $30,930 in accounts payable and accrued liabilities and $83,801 in convertible notes. We estimate total expenditures over the next 12 months are expected to be approximately $50,000.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the shareholders and the board of directors of Fritzy Tech, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Fritzy Tech, Inc. as of June 30, 2020 and 2019, the related statements of operations, stockholders' equity (deficit), and cash flows for the years then ended, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2020 and 2019, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States.

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

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

/S/ BF Borgers CPA PC

BF Borgers CPA PC

We have served as the Company's auditor since 2017

Lakewood, CO

September 2, 2020

Fritzy Tech Inc.

Consolidated Balance Sheets

	June 30, 2020	June 30, 2019

ASSETS
Current Assets	$-	$-

TOTAL ASSETS	$-	$-

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts payable and accrued liabilities	$30,930	$12,427
Convertible notes	83,801	-
Due to shareholder	-	51,596
Total Liabilities	114,731	64,023

Stockholders’ Deficit
Preferred stock par value $0.000001: 8,000,000 shares authorized, none issued and outstanding	-	-
Common stock par value $0.000001: 92,000,000 shares authorized, 96,000 shares issued and outstanding	-	-
Additional paid-in capital	158,324	74,523
Stock payable	25,000,000	-
Accumulated deficit	(25,382,960)	(248,451)
Retained earnings from discontinued operations	109,905	109,905
Total Stockholders’ Deficit	(114,731)	(64,023)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$-	$-

See accompanying notes to the audited consolidated financial statements.

Fritzy Tech Inc.

Consolidated Statements of Operations

	Year Ended
	June 30,
	2020	2019

Revenue	$-	$-
Cost of Revenue	-	-
GROSS PROFIT	-	-

OPERATING EXPENSES
Professional fees	$36,684	$29,178
General and administrative	1,165	1,562
Stock based compensation	25,000,000	-
Total Operating Expenses	25,037,849	30,740

OTHER EXPENSES
Interest expense	(96,660)	-
	(96,660)	-

NET LOSS FROM CONTINUED OPERATIONS before Income Taxes	(25,134,509)	(30,740)

Income Taxes	-	-
NET LOSS FROM CONTINUED OPERATIONS	(25,134,509)	(30,740)

NET LOSS FROM DISCONTINUED OPERATIONS	-	(2,327)

NET LOSS	$(25,134,509)	$(33,067)

NET LOSS PER SHARE: BASIC AND DILUTED	$(261.82)	$(0.34)
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC AND DILUTED	96,000	96,000

See accompanying notes to the audited consolidated financial statements.

Fritzy Tech Inc.

Consolidated Statements of Stockholders’ Deficit

For the Year Ended June 30, 2020 and 2019

						Discontinued
	Common Stock		Additional			Operations	Total
	Number of Shares	Amount	Paid-in Capital	Stock Payable	Accumulated Deficit	Retained Earnings	Stockholders' Deficiency

*Balance - June 30, 2018	96,000	$-	$74,523	$-	$(217,711)	$112,232	$(30,956)

Net loss from discontinued operations	-	-	-	-	-	(2,327)	(2,327)
Net loss from continued operations	-	-	-	-	(30,740)	-	(30,740)
*Balance - June 30, 2019	96,000	$-	$74,523	$-	$(248,451)	$109,905	$(64,023)

Stock based compensation	-	-	-	25,000,000	-	-	25,000,000
Beneficial conversion feature	-	-	83,801	-	-	-	83,801
Net loss from continued operations	-	-	-	-	(25,134,509)	-	(25,134,509)
Balance - June 30, 2020	96,000	$-	$158,324	$25,000,000	$(25,382,960)	$109,905	$(114,731)

* Retrospectively reflecting 60:1 reverse-stock split

See accompanying notes to the audited consolidated financial statements

Fritzy Tech Inc.

Consolidated Statements of Cash Flows

	Year Ended
	June 30,
	2020	2019

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss from continuing operations	$(25,134,509)	$(30,740)
Net loss from discontinued operations	-	(2,327)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of debt discount	83,801	-
Stock based compensation	25,000,000	-
Changes in operating assets and liabilities:
Accounts payable and accrued liabilities	18,503	(8,556)
Net cash used in operating activities	(32,205)	(41,623)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of convertible notes	32,205	-
Advancement from a shareholder	-	38,618
Net cash provided by financing activities	32,205	38,618

Net changes in cash and cash equivalents	-	(3,005)
Cash and cash equivalents - beginning of period	-	3,005
Cash and cash equivalents - end of period	$-	$-

Supplemental Cash Flow Disclosures
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

Non-Cash Investing and Financing Activity:
Beneficial conversion feature	$83,801	$-

See accompanying notes to the audited consolidated financial statements.

Fritzy Tech Inc.

Notes to Audited Consolidated Financial Statements

June 30, 2020

Note 1 - Organization and Operations

Fritzy Tech , Inc. (“First Priority” or the “Company”) was incorporated on March 31, 2014 under the laws of the State of Delaware.

On May 8, 2018, Fritzy Tech , Inc. entered into an Asset Purchase Agreement with Silverlight International Limited., the Company owned by the owner of Zshoppers, Inc., whereby Fritzy Tech , Inc. has agreed to acquire the net assets of Zshoppers, Inc.

On October 1, 2018, Fritzy Tech , Inc. disposed of Zshoppers, Inc.

On December 3,2019, a majority of shareholders and board of directors approved a resolution to change the name of the Company to Fritzy Tech Inc. (“Fritzy Tech” or the “Company”).

We are working on relaunching the Zshoppers.com brand under the direct ownership of Fritzy Tech Inc. We are also in the late-stage developments of our plan to launch and market homekout.com.

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

On October 1, 2018, the Company disposed of Zshoppers, Inc. for which the Company acquired their net assets on May 8, 2018. Please refer to Note 6.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date the financial statements and the reported amount of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Fair Value of Financial Instruments

ASC 820 “Fair Value Measurements and Disclosures” establishes a three-tier fair value hierarchy, which prioritizes the inputs in measuring fair value. The hierarchy prioritizes the inputs into three levels based on the extent to which inputs used in measuring fair value are observable in the market.

These tiers include:

Level 1: defined as observable inputs such as quoted prices in active markets;

Level 2: defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and

Level 3: defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions.

The carrying value of cash, prepayments and the Company’s loan from shareholder approximates its fair value due to their short-term maturity.

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

For the year ended June 30, 2020 and 2019, respectively, the following convertible notes were excluded from the computation of diluted net loss per shares as the result of the computation was anti-dilutive:

	June 30,	June 30,
	2020	2019
	(Shares)	(Shares)
Convertible notes payable	41,900,640	-

Income Taxes

The Company accounts for income taxes pursuant to FASB ASC 740 “Income Taxes”. Pursuant to ASC 740 deferred income taxes are provided on a liability method whereby deferred tax assets are recognized for deductible temporary differences, and operating loss carryforwards and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. The provision for income taxes represents the tax expense for the period, if any, and the change during the period in deferred tax assets and liabilities. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

ASC 740 also provides criteria for the recognition, measurement, presentation and disclosure of uncertain tax positions. Under ASC 740, the impact of an uncertain tax position on the income tax return may only be recognized at the largest amount that is more-likely-than-not to be sustained upon audit by the relevant taxing authority. At June 30, 2020, there were no unrecognized tax benefits.

Recently Issued Accounting Pronouncements

Management has considered all recent accounting pronouncements issued. The Company’s management believes that these recent pronouncements will not have a material effect on the Company’s financial statements.

Note 3 – Going Concern

The accompanying audited consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying financials at June 30, 2020 and 2019, the Company had an accumulated deficit of $25,382,960 and $248,451 of continuing operations, respectively, and retained earnings of $109,905 and $109,905 from discontinued operations, as of June 30, 2020 and 2019, respectively. The Company has a working capital deficit (total current liabilities exceeded total current assets) of $114,731 and $64,023, at June 30, 2020 and 2019, respectively. The Company’s cash balance and revenues generated are not currently sufficient and cannot be projected to cover its operating expenses for the next twelve months from the filing date of this report. These factors among others raise substantial doubt about the Company’s ability to continue as a going concern for a reasonable period of time.

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

The net assets (liabilities) acquired by Fritzy Tech , Inc. from Zshoppers, Inc. on May 8, 2018 is summarized as follows:

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

For year ended June 30, 2020 and 2019, the Company had net loss from discontinued operations results of $0 and $2,327, respectively.

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

As of June 30, 2020 and 2019, the issued and outstanding common stock was 96,000 shares and 96,000 shares, respectively.

Stock Payable for compensation

See Note 8

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

During the year ended June 30, 2020, the Company recorded stock payable for 25,000,000 outstanding common shares of $25,000,000 based on stock trading price at $1.00 per share to the Company’s Chief Executive Officer as compensation for the year 2019. The common shares were subsequently issued on July 20, 2020. (see Note 10)

Note 9 – Convertible Notes

	June 30,	June 30,
	2020	2019
Convertible Notes - December 2019	$68,772	$-
Convertible Note - March 2020	6,219	-
Convertible Note - June 2020	8,810	-
	83,801	-
Less current portion of convertible notes payable	(83,801)	-
Long-term convertible notes payable	$-	$-

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

On June 30, 2020, the Company issued a convertible note to an un-affiliated party of $8,810 for payment of operation expenses. The convertible note is due on demand, bear interest at 35% per annum and is convertible at $0.002 per share for the Company common stock.

The discount on convertible notes from beneficial conversion feature of $83,801 was fully amortized during the year ended June 30, 2020.

During the year ended June 30, 2020, the Company incurred note interest expense of 12,859.

As of June 30, 2020, the convertible note payable and accrued interest from the convertible notes was $83,801 and $12,859, respectively.

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

The components of the Company’s deferred tax asset and reconciliation of income taxes computed at the new statutory rate of 21% to the income tax amount recorded as of June 30, 2020 and June 30, 2019 are as follows:

	June 30,	June 30,
	2020	2019
Net operating loss carryforward	$(273,055)	$(138,546)
Effective tax rate	21%	21%
Deferred tax asset	(57,342)	(29,095)
Less: Valuation allowance	57,342	29,095
Net deferred asset	$-	$-

As of June 30, 2020, the Company had $273,055 in net operating losses (“NOLs”) that may be available to offset future taxable income, which begin to expire between 2034 and 2038. NOLs generated in tax years prior to June 30, 2018, can be carryforward for twenty years, whereas NOLs generated after June 30, 2018 can be carryforward indefinitely. In accordance with Section 382 of the U.S. Internal Revenue Code. The usage of the Company’s net operating loss carry forwards is subject to annual limitations following greater than 50% ownership changes. Tax returns for the years ended 2014 through 2020 are subject to review by the tax authorities.

Note 10 – Subsequent Events

On July 20 2020, the Company issued 25,000,000 shares of restricted common stock valued at $25,000,000 based on stock trading price at $1.00 per share to the Company’s Chief Executive Officer as compensation for year 2019.

In accordance with ASC 855-10, the Company has analyzed its operations subsequent to the June 30, 2020 to the date these financial statements were issued and has determined that it does not have other material subsequent events to disclose in these financial statements.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not Applicable.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, including our President and Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this report. Based upon that evaluation, our President and Chief Financial Officer have concluded that the disclosure controls and procedures as of June 30, 2020 were not effective, due to the material weaknesses discussed below, to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to our management, including our President and Chief Financial Officer, to allow timely decisions regarding disclosure.

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

Our management assessed the effectiveness of our system of internal control over financial reporting as of June 30, 2020. In making this assessment, our management used the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission COSO). Based on our assessment and the criteria set forth by COSO, our management believes that we did not maintain effective internal control over financial reporting as of June 30, 2020 due to the material weaknesses discussed below.

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

Name	Age	Positions Held	Date of Appointment
Hooi Cheen Voon	49	President, Chief Executive Officer, Chief Financial Officer, Secretary and Director	December 1, 2017

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

Board and Committee Meetings

Our board of directors held no formal meetings during the year ended June 30, 2020. All proceedings of the board of directors were conducted by resolutions consented to in writing by all the directors and filed with the minutes of the proceedings of the directors. Such resolutions consented to in writing by the directors entitled to vote on that resolution at a meeting of the directors are, according to the Delaware General Corporation Law and our Bylaws, as valid and effective as if they had been passed at a meeting of the directors duly called and held.

Nomination Process

As of June 30, 2020, we did not effect any material changes to the procedures by which our shareholders may recommend nominees to our board of directors. Our board of directors does not have a policy with regards to the consideration of any director candidates recommended by our shareholders. Our board of directors has determined that it is in the best position to evaluate our company’s requirements as well as the qualifications of each candidate when the board considers a nominee for a position on our board of directors. If shareholders wish to recommend candidates directly to our board, they may do so by sending communications to the president of our company at the address on the cover of this annual report.

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

(b)	each of our two most highly compensated executive officers who were serving as executive officers at the end of the years ended June 30, 2020 and 2019; and

(c)

up to two additional individuals for whom disclosure would have been provided under (b) but for the fact that the individual was not serving as our executive officer at the end of the years ended June 30, 2020 and 2019, who we will collectively refer to as the named executive officers of our company, are set out in the following summary compensation table, except that no disclosure is provided for any named executive officer, other than our principal executive officers, whose total compensation did not exceed $100,000 for the respective fiscal year:

SUMMARY COMPENSATION TABLE
Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensa-tion ($)	Change in Pension Value and Nonqualified Deferred Compensa-tion Earnings($)	All Other Compensa-tion($)	Total ($)

Hooi Chee Voon	2020	Nil	Nil	Nil	Nil	Nil	Nil	25,000,000	25,000,000
President, CEO, CFO, Secretary and Director	2019	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil

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

Grants of Plan-Based Awards

During the fiscal year ended June 30, 2020, we did not grant any stock options.

Option Exercises and Stock Vested

During our fiscal year ended June 30, 2020, there were no options exercised by our named officers.

Compensation of Directors

We do not have any agreements for compensating our directors for their services in their capacity as directors, although such directors are expected in the future to receive stock options to purchase shares of our common stock as awarded by our board of directors.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information concerning the number of shares of our common stock owned beneficially as of August 10, 2020 by: (i) each person (including any group) known to us to own more than five percent (5%) of any class of our voting securities, (ii) members of our Board of Directors, and or (iii) our executive officers. Unless otherwise indicated, the stockholder listed possesses sole voting and investment power with respect to the shares shown.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Class(1)
Hoi Chee Voon(2) New Horizon Building, Ground Floor 3 ½ Miles Philip S.W. Goldson Highway Belize City, Belize	25,000,000	99.62%
Directors and Executive Officers as a Group	4,000,000	99.62%

_______________

(1)

A beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person’s actual ownership or voting power with respect to the number of shares of common stock actually outstanding on August 10, 2020. As of August 10, 2020, there were 25,096,000 shares of our common stock issued and outstanding.

(2)

On July 20 2020, the Company issued 25,000,000 shares of restricted common stock valued at $25,000,000 based on stock trading price at $1.00 per share to the Company’s Chief Executive Officer as compensation for year 2019.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Other than as described below, our company has not engaged in any transactions with any of its related persons.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The aggregate fees billed for the most recently completed fiscal year ended June 30, 2020 and for fiscal year ended June 30, 2019 for professional services rendered by the principal accountant for the audit of our annual financial statements and review of the financial statements included in our quarterly reports on Form 10-Q and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

Fee Category	Year Ended June 30, 2020	Year Ended June 30, 2019

Audit Fees	$23,390	$17,340
Audit-Related Fees	-	-
Tax Fees	-	-
All Other Fees	-	-
Total Fees	$23,390	$17,340

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

FRITZY TECH INC.

Dated: September 2, 2020	By:	/s/ Hooi Chee Voon
Hooi Chee Voon
President, Chief Executive Officer, Chief Financial Officer and Director
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: September 2, 2020	/s/ Hooi Chee Voon
Hooi Chee Voon
President, Chief Executive Officer, Chief Financial Officer and Director
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

