Form 10-Q
period 2020-09-30
Fritzy Tech Inc.
filed 2020-10-30
CIK 1622408

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

or

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

27,746,000 common shares issued and outstanding as of October 26, 2020.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Fritzy Tech Inc.

Consolidated Balance Sheets

(Unaudited)

	September 30, 2020	June 30, 2020

ASSETS
Current Assets	$-	$-

TOTAL ASSETS	$-	$-

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts payable and accrued liabilities	$15,682	$18,071
Accrued interest	19,891	12,859
Convertible notes	99,255	83,801
Total Liabilities	134,828	114,731

Stockholders’ Deficit
Preferred stock par value $0.000001: 8,000,000 shares authorized, note issued and outstanding	-	-
Common stock par value $0.000001: 92,000,000 shares authorized, 27,746,000 shares and 96,000 shares issued and outstanding, respectively	28	-
Additional paid-in capital	25,184,350	158,324
Stock payable	-	25,000,000
Accumulated deficit	(25,429,111)	(25,382,960)
Retained earnings from discontinued operations	109,905	109,905
Total Stockholders’ Deficit	(134,828)	(114,731)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$-	$-

See accompanying notes to the unaudited condensed consolidated financial statements.

Fritzy Tech Inc.

Consolidated Statements of Operations

(Unaudited)

	Three Months Ended
	September 30,
	2020	2019

OPERATING EXPENSES
Professional fees	$18,365	$13,696
Total Operating Expenses	18,365	13,696

OTHER EXPENSES
Interest expense	(27,786)	-
	(27,786)	-

NET LOSS	$(46,151)	$(13,696)

NET LOSS PER SHARE: BASIC AND DILUTED	$(0.00)	$(0.14)
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC AND DILUTED	21,706,326	96,000

See accompanying notes to the unaudited condensed consolidated financial statements.

Fritzy Tech Inc.

Consolidated Statements of Stockholders’ Deficit

For the Three Ended September 30, 2020 and 2019

(Unaudited)

						Discontinued
	Common Stock		Additional			Operations	Total
	Number of Shares	Amount	Paid-in Capital	Stock Payable	Accumulated Deficit	Retained Earnings	Stockholders’ Deficit

Balance - June 30, 2020	96,000	$-	$158,324	$25,000,000	$(25,382,960)	$109,905	$(114,731)

Stock based compensation	25,000,000	25	24,999,975	(25,000,000)	-	-	-
Issuance of common stock for note conversion	2,650,000	3	5,297				5,300
Beneficial conversion feature	-	-	20,754	-	-	-	20,754
Net loss from continued operations	-	-	-	-	(46,151)	-	(46,151)
Balance - September 30, 2020	27,746,000	$28	$25,184,350	$-	$(25,429,111)	$109,905	$(134,828)

					Discontinued
	Common Stock		Additional		Operations	Total
	Number of Shares	Amount	Paid-in Capital	Accumulated Deficit	Retained Earnings	Stockholders’ Deficit

*Balance - June 30, 2019	96,000	$-	$74,523	$(248,451)	$109,905	$(64,023)

Net loss from continued operations	-	-	-	(13,696)	-	(13,696)
Balance - September 30, 2019	96,000	$-	$74,523	$(262,147)	$109,905	$(77,719)

* Retrospectively reflecting 60:1 reverse-stock split

See accompanying notes to the unaudited condensed consolidated financial statements

Fritzy Tech Inc.

Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended
	September 30,
	2020	2019

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(46,151)	$(13,696)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of debt discount	20,754	-
Changes in operating liabilities:
Accounts payable and accrued liabilities	(2,389)	479
Accrued interest	7,032	2,267
Net cash used in operating activities	(20,754)	(10,950)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of convertible notes	20,754	-
Advancement from a shareholder	-	10,950
Net cash provided by financing activities	20,754	10,950

Net changes in cash and cash equivalents	-	-
Cash and cash equivalents - beginning of period	-	-
Cash and cash equivalents - end of period	$-	$-

Supplemental Cash Flow Disclosures
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

Non-Cash Investing and Financing Activity:
Beneficial conversion feature	$20,754	$-
Conversion of convertible notes to common stock	$5,300	$-
Issuance of common stock for stock payable	$25,000,000	$-

See accompanying notes to the unaudited condensed consolidated financial statements.

Fritzy Tech Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

September 30, 2020

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

Basis of Presentation

The accompanying unaudited condensed interim financial statements and related notes have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information, and with the rules and regulations of the United States Securities and Exchange Commission (“SEC”) to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. The unaudited condensed interim financial statements furnished reflect all adjustments (consisting of normal recurring accruals) which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented. Interim results are not necessarily indicative of the results for the full year. These condensed unaudited consolidated financial statements should be read in conjunction with the financial statements of the Company for the reporting period ended June 30, 2020 and notes thereto contained in the Company’s Annual Report on Form 10-K filed with the SEC on September 2, 2020.

Basis of Consolidation

These condensed consolidated financial statements include the accounts of the Company and the acquired assets of Zshoppers, Inc. All material intercompany balances and transactions have been eliminated.

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

The carrying value of accounts payable and accrued liabilities, accrued interest and convertible notes approximates its fair value due to their short-term maturity.

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

For the three months ended September 30, 2020 and 2019, respectively, the following convertible notes were excluded from the computation of diluted net loss per shares as the result of the computation was anti-dilutive:

	September 30,	September 30,
	2020	2019
	(Shares)	(Shares)
Convertible notes payable	52,277,440	-

Recently Issued Accounting Pronouncements

Management has considered all recent accounting pronouncements issued. The Company’s management believes that these recent pronouncements will not have a material effect on the Company’s financial statements.

Note 3 – Going Concern

The accompanying unaudited condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying financials at September 30, 2020 and 2019, the Company had an accumulated deficit of $25,429,111 and $25,382,960 of continuing operations, respectively, and retained earnings of $109,905 and $109,905 from discontinued operations, as of September 30, 2020 and 2019, respectively. The Company has a working capital deficit (total current liabilities exceeded total current assets) of $134,828 and $114,731, at September 30, 2020 and June 30, 2020, respectively. The Company’s cash balance and revenues generated are not currently sufficient and cannot be projected to cover its operating expenses for the next twelve months from the filing date of this report. These factors among others raise substantial doubt about the Company’s ability to continue as a going concern for a reasonable period of time.

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

Note 4 – Equity Transactions

Preferred Stock

The Company has authorized 8,000,000 preferred shares with a par value of $0.000001 per share. No shares of preferred stock have been issued.

Common Stock

The Company has authorized 92,000,000 common shares with a par value of $0.000001 per share, and 5,760,000 shares of common stock issued and outstanding

Three Months Ended September 30, 2020

On July 20, 2020, the Company issued 25,000,000 shares of restricted common stock valued at $25,000,000 based on stock trading price at $1.00 per share to the Company’s Chief Executive Officer as compensation for year 2019.

On July 21, 2020, the Company issued 2,650,000 shares of common stock for the repayment of convertible notes at aggregate principal amount of $5,300.

Year Ended June 30, 2020

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

As of September 30, 2020 and June 30, 2020, the issued and outstanding common stock was 27,746,000 shares and 96,000 shares, respectively.

Note 5 – Related Party Transactions

On December 30, 2019, the Company issued convertible notes to two un-affiliated parties for an aggregate amount of $68,772 to replace the full amount of related party advances that had been provided to the Company through December 31, 2019.

On July 20, 2020, the Company issued 25,000,000 shares of restricted common stock valued at $25,000,000 based on stock trading price at $1.00 per share to the Company’s Chief Executive Officer as compensation for year 2019.

Note 6 – Convertible Notes

	September 30,	June 30,
	2020	2020
Convertible Notes - December 2019	$63,472	$68,772
Convertible Note - March 2020	6,219	6,219
Convertible Note - June 2020	8,810	8,810
Convertible Note - September 2020	20,754	-
	99,255	83,801
Less current portion of convertible notes payable	(99,255)	(83,801)
Long-term convertible notes payable	$-	$-

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

On September 30, 2020, the Company issued a convertible note to an un-affiliated party of $20,754 for payment of operation expenses. The convertible note is due on demand, bear interest at 35% per annum and is convertible at $0.002 per share for the Company common stock.

The discount on convertible notes from beneficial conversion feature of $20,754 was fully amortized during the three months ended September 30, 2020.

The discount on convertible notes from beneficial conversion feature of $83,801 was fully amortized during the year ended June 30, 2020.

During the three ended September 30, 2020, the Company incurred note interest expense of 7,032.

As of September 30, 2020 and June 30, 2020, the convertible note interest payable was $19,891 and $12,859, respectively.

Note 7 – Subsequent Events

In accordance with ASC 855-10, the Company has analyzed its operations subsequent to the September 30, 2020 to the date these financial statements were issued and has determined that it does not have any material subsequent events to disclose in these financial statements.

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

Results of Operations

The following summary of our operations should be read in conjunction with our unaudited consolidated financial statements for the three months ended September 30, 2020 and 2019, which are included herein.

Three Months Ended September 30, 2020 Compared to Three Months Ended September 30, 2019

Our operating results for three months ended September 30, 2020 and 2019, and the changes between those periods for the respective items are summarized as follows:

	Three Months Ended
	September 30, 2020	September 30, 2019	Change	%
Operating expenses	$(18,365)	$(13,696)	$(4,669)	34%
Other expenses	$(27,786)	$-	$(27,786)	0%
Net loss	$(46,151)	$(13,696)	$(32,455)	237%

No revenue was generated for three months ended September 30, 2020 and 2019.

Net loss was $46,151 for the three months ended September 30, 2020 as compared to net loss of $13,696 for the three months ended September 30, 2019 mainly attributed to the increase in operating expenses and other expenses.

Net loss for the three months ended September 30, 2020 and 2019 was $46,151 and $13,696, respectively. The increase in net loss was mainly attributed to the increase in convertible note interest and amortization on note discount.

Liquidity and Capital

Working Capital

	September 30, 2020	June 30, 2020	Change	%
Current Assets	$-	$-	$-	0%
Current Liabilities	$134,828	$114,731	$20,097	18%
Working Capital (Deficit)	$(134,828)	$(114,731)	$(20,097)	18%

The financial statements included in this quarterly report have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the financial statements at September 30, 2020 and June 30, 2020, we had an accumulated deficit of $25,429,111 and $25,382,960 of continuing operations, respectively, and retained earnings of $109,905 and $109,905 from discontinued operations, as of September 30, 2020, and June 30, 2020, respectively. We had a working capital deficit (total current liabilities exceeded total current assets) of $134,828 and $114,731, at September 30, 2020 and June 30, 2020, respectively. Our cash balance and revenues generated are not currently sufficient and cannot be projected to cover our operating expenses for the next 12 months from the filing date of this report. These factors among others raise substantial doubt about our ability to continue as a going concern for a reasonable period of time.

Cash Flows

	Three Months Ended
	September 30, 2020	September 30, 2019
Cash Flows used in Operating Activities	$(20,754)	$(10,950)
Cash Flows used in Investing Activities	-	-
Cash Flows provided by Financing Activities	20,754	10,950
Net Decrease in Cash During Period	$-	$-

Cash Flows from Operating Activities

Net cash used in our operating activities for the three months ended September 30, 2020 totaled $20,754, compared to net cash used in our operations for the three months ended September 30, 2019 of $10,950.

For the three months ended September 30, 2020, net cash flows used in operating activities was $20,754, consisting of a net loss of $46,151, decreased by amortization of debt discount of $20,754 and changes in operating liabilities of $4,643.

For the three months ended September 30, 2019, net cash flows used in operating activities was $10,950, consisting of a net loss of $13,696, decreased by changes in operating liabilities of $2,746.

Cash Flows from Investing Activities

For the three months ended September 30, 2020 and September 30, 2019, we had no investing activities.

Cash Flows from Financing Activities

For the three months ended September 30, 2020 and September 30, 2019, net cash provided by financing activities was $20,754 from proceeds from issuance of convertible notes and $10,950 from the advancement from a shareholder for paying off operating expenses on behalf of the Company, respectively.

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

Changes in Internal Controls

There have been no changes in our internal controls over financial reporting identified in connection with the evaluation required by paragraph (d) of Securities Exchange Act Rule 13a-15 or Rule 15d-15 that occurred in the quarter ended September 30, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

FRITZY TECH INC.
(Registrant)

Dated: October 30, 2020	/s/ Hooi Chee Voon
Hooi Chee Voon
President, Chief Executive Officer, Chief
Financial Officer and Director
(Principal Executive Officer, Principal Financial
Officer and Principal Accounting Officer)

