Form 10-Q
period 2020-12-31
Fritzy Tech Inc.
filed 2021-01-19
CIK 1622408

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2020

or

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

27,746,000 common shares issued and outstanding as of January 18, 2021.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Fritzy Tech Inc.

Consolidated Balance Sheets

(Unaudited)

	December 31, 2020	June 30, 2020

ASSETS
Current Assets	$-	$-

TOTAL ASSETS	$-	$-

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts payable and accrued liabilities	$14,101	$18,071
Accrued interest	28,647	12,859
Convertible notes	104,660	83,801
Total Liabilities	147,408	114,731

Stockholders’ Deficit
Preferred stock par value $0.000001: 8,000,000 shares authorized, none issued and outstanding	-	-
Common stock par value $0.000001: 92,000,000 shares authorized, 27,746,000 shares and 96,000 shares issued and outstanding, respectively	28	-
Additional paid-in capital	25,189,755	158,324
Stock payable	-	25,000,000
Accumulated deficit	(25,447,096)	(25,382,960)
Retained earnings from discontinued operations	109,905	109,905
Total Stockholders’ Deficit	(147,408)	(114,731)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$-	$-

See accompanying notes to the unaudited condensed consolidated financial statements.

Fritzy Tech Inc.

Consolidated Statements of Operations

(Unaudited)

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2020	2019	2020	2019

OPERATING EXPENSES
Professional fees	$3,824	$8,850	$22,189	$22,546
Total Operating Expenses	3,824	8,850	22,189	22,546

OTHER EXPENSES
Interest expense	(14,161)	(68,906)	(41,947)	(68,906)
	(14,161)	(68,906)	(41,947)	(68,906)

NET LOSS	$(17,985)	$(77,756)	$(64,136)	$(91,452)

NET LOSS PER SHARE: BASIC AND DILUTED	$(0.00)	$(0.81)	$(0.00)	$(0.95)
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC AND DILUTED	27,746,000	96,000	24,726,163	96,000

See accompanying notes to the unaudited condensed consolidated financial statements.

Fritzy Tech Inc.

Consolidated Statements of Stockholders’ Deficit

For the Six Ended December 31, 2020 and 2019

(Unaudited)

						Discontinued
	Common Stock		Additional			Operations	Total
	Number of Shares	Amount	Paid-in Capital	Stock Payable	Accumulated Deficit	Retained Earnings	Stockholders’ Deficit

Balance - June 30, 2020	96,000	$-	$158,324	$25,000,000	$(25,382,960)	$109,905	$(114,731)

Stock based compensation	25,000,000	25	24,999,975	(25,000,000)	-	-	-
Issuance of common stock for note conversion	2,650,000	3	5,297				5,300
Beneficial conversion feature	-	-	20,754	-	-	-	20,754
Net loss from continued operations	-	-	-	-	(46,151)	-	(46,151)
Balance - September 30, 2020	27,746,000	$28	$25,184,350	$-	$(25,429,111)	$109,905	$(134,828)

Beneficial conversion feature	-	-	5,405	-	-	-	5,405
Net loss from continued operations	-	-	-	-	(17,985)	-	(17,985)
Balance - December 31, 2020	27,746,000	$28	$25,189,755	$-	$(25,447,096)	$109,905	$(147,408)

					Discontinued
	Common Stock		Additional		Operations	Total
	Number of Shares	Amount	Paid-in Capital	Accumulated Deficit	Retained Earnings	Stockholders’ Deficit

*Balance - June 30, 2019	96,000	$-	$74,523	$(248,451)	$109,905	$(64,023)

Net loss from continued operations	-	-	-	(13,696)	-	(13,696)
Balance - September 30, 2019	96,000	$-	$74,523	$(262,147)	$109,905	$(77,719)

Beneficial conversion feature	-	-	68,772	-	-	68,772
Net loss from continued operations	-	-	-	(77,756)	-	(77,756)
Balance - December 31, 2019	96,000	$-	$143,295	$(339,903)	$109,905	$(86,703)

* Retrospectively reflecting 60:1 reverse-stock split

See accompanying notes to the unaudited condensed consolidated financial statements

Fritzy Tech Inc.

Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended
	December 31,
	2020	2019

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(64,136)	$(91,452)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of debt discount	26,159	68,772
Changes in operating liabilities:
Accounts payable and accrued liabilities	(3,970)	5,504
Accrued interest	15,788	-
Net cash used in operating activities	(26,159)	(17,176)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of convertible notes	26,159	-
Advancement from a shareholder	-	17,176
Net cash provided by financing activities	26,159	17,176

Net changes in cash and cash equivalents	-	-
Cash and cash equivalents - beginning of period	-	-
Cash and cash equivalents - end of period	$-	$-

Supplemental Cash Flow Disclosures
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

Non-Cash Investing and Financing Activity:
Beneficial conversion feature	$26,159	$68,772
Conversion of convertible notes to common stock	$5,300	$-
Issuance of common stock for stock payable	$25,000,000	$-

See accompanying notes to the unaudited condensed consolidated financial statements.

Fritzy Tech Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

December 31, 2020

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

For the six months ended December 31, 2020 and 2019, respectively, the following convertible notes were excluded from the computation of diluted net loss per shares as the result of the computation was anti-dilutive:

	December 31,	December 31,
	2020	2019
	(Shares)	(Shares)
Convertible notes payable	54,979,940	34,386,000

Recently Issued Accounting Pronouncements

Management has considered all recent accounting pronouncements issued. The Company’s management believes that these recent pronouncements will not have a material effect on the Company’s financial statements.

Note 3 – Going Concern

The accompanying unaudited condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying financials at December 31, 2020 and 2019, the Company had an accumulated deficit of $25,447,096 and $25,382,960 of continuing operations, respectively, and retained earnings of $109,905 and $109,905 from discontinued operations, as of December 31, 2020 and 2019, respectively. The Company has a working capital deficit (total current liabilities exceeded total current assets) of $147,408 and $114,731, at December 31, 2020 and June 30, 2020, respectively. The Company’s cash balance and revenues generated are not currently sufficient and cannot be projected to cover its operating expenses for the next twelve months from the filing date of this report. These factors among others raise substantial doubt about the Company’s ability to continue as a going concern for a reasonable period of time.

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

Common Stock

The Company has authorized 92,000,000 common shares with a par value of $0.000001 per share, and 5,760,000 shares of common stock issued and outstanding.

Six Months Ended December 31, 2020

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

As of December 31, 2020 and June 30, 2020, the issued and outstanding common stock was 27,746,000 shares and 96,000 shares, respectively.

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

Note 6 – Convertible Notes

	December 31,	June 30,
	2020	2020
Convertible Notes - December 2019	$63,472	$68,772
Convertible Note - March 2020	6,219	6,219
Convertible Note - June 2020	8,810	8,810
Convertible Note - September 2020	20,754	-
Convertible Note – December 2020	5,405	-
	104,660	83,801
Less current portion of convertible notes payable	(104,660)	(83,801)
Long-term convertible notes payable	$-	$-

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

On December 31, 2020, the Company issued a convertible note to an un-affiliated party of $5,405 for payment of operation expenses. The convertible note is due on demand, bear interest at 35% per annum and is convertible at $0.002 per share for the Company common stock.

During the six months ended December 31, 2020 and 2019, the amortization on note discount from beneficial conversion feature of the convertible notes was $26,159 and $68,772, respectively.

During the six ended December 31, 2020 and 2019, the Company incurred note interest expense of 15,788 and $134, respectively.

As of December 31, 2020 and June 30, 2020, the convertible note interest payable was $28,647 and $12,859, respectively.

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

Results of Operations

The following summary of our operations should be read in conjunction with our unaudited consolidated financial statements for the three months ended December 31, 2020 and 2019, which are included herein.

Three Months Ended December 31, 2020 Compared to Three Months Ended December 31, 2019

Our operating results for three months ended December 31, 2020 and 2019, and the changes between those periods for the respective items are summarized as follows:

	Three Months Ended
	December 31, 2020	December 31, 2019	Change	%
Operating expenses	$(3,824)	$(8,850)	$5,026	-57%
Other expenses	$(14,161)	$(68,906)	$54,745	-79%
Net loss	$(17,985)	$(77,756)	$59,771	-77%

Net loss was $17,985 for the three months ended December 31, 2020 as compared to net loss of $77,756 for the three months ended December 31, 2019 mainly attributed to the decrease in operating expenses and other expenses. The decrease in other expenses was mainly attributed to the decrease in convertible note interest and amortization on note discount.

Six Months Ended December 31, 2020 Compared to Six Months Ended December 31, 2019

Our operating results for six months ended December 31, 2020 and 2019, and the changes between those periods for the respective items are summarized as follows:

	Six Months Ended
	December 31, 2020	December 31, 2019	Change	%
Operating expenses	$(22,189)	$(22,546)	$357	-2%
Other expenses	$(41,947)	$(68,906)	$26,959	0%
Net loss	$(64,136)	$(91,452)	$27,316	-30%

Net loss was $64,136 for the six months ended December 31, 2020 as compared to net loss of $91,452 for the six months ended December 31, 2019 mainly attributed to the decrease in operating expenses and other expenses. The decrease in other expenses was mainly attributed to the decrease in convertible note interest and amortization on note discount.

Liquidity and Capital

Working Capital

	December 31, 2020	June 30, 2020	Change	%
Current Assets	$-	$-	$-	-
Current Liabilities	$147,408	$114,731	$32,677	28%
Working Capital (Deficit)	$(147,408)	$(114,731)	$(32,677)	28%

The financial statements included in this quarterly report have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the financial statements at December 31, 2020 and June 30, 2020, we had an accumulated deficit of $25,447,096 and $25,382,960 of continuing operations, respectively, and retained earnings of $109,905 and $109,905 from discontinued operations, as of December 31, 2020, and June 30, 2020, respectively. We had a working capital deficit (total current liabilities exceeded total current assets) of $147,408 and $114,731, at December 31, 2020 and June 30, 2020, respectively. Our cash balance and revenues generated are not currently sufficient and cannot be projected to cover our operating expenses for the next 12 months from the filing date of this report. These factors among others raise substantial doubt about our ability to continue as a going concern for a reasonable period of time.

Cash Flows

	Six Months Ended
	December 31, 2020	December 31, 2019
Cash Flows used in Operating Activities	$(26,159)	$(17,176)
Cash Flows provided by Financing Activities	26,159	17,176
Net Changes in Cash During Period	$-	$-

Cash Flows from Operating Activities

Net cash used in our operating activities for the six months ended December 31, 2020 totaled $26,159, compared to net cash used in our operations for the six months ended December 31, 2019 of $17,176.

For the six months ended December 31, 2020, net cash flows used in operating activities was $26,159, consisting of a net loss of $64,136, decreased by amortization of debt discount of $26,159 and changes in operating liabilities of $11,818.

For the six months ended December 31, 2019, net cash flows used in operating activities was $17,176, consisting of a net loss of $91,452, decreased by amortization of debt discount of $68,772 and changes in operating liabilities of $5,504.

Cash Flows from Investing Activities

For the six months ended December 31, 2020 and December 31, 2019, we had no investing activities.

Cash Flows from Financing Activities

For the six months ended December 31, 2020 and December 31, 2019, net cash provided by financing activities was $26,159 from proceeds from issuance of convertible notes and $17,176 from the advancement from a shareholder for paying off operating expenses on behalf of the Company, respectively.

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

Item 4. Controls and Procedures

Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer (our principal executive officer, principal financial officer and principal accounting officer), has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a- 15(e) and 15d- 15(e) under the Securities Exchange Act of 1934, as amended (Exchange Act)), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, our Chief Executive Officer has concluded that as of such date, our disclosure controls and procedures were not effective such that the information relating to us required to be disclosed in our Securities and Exchange Commission (“SEC”) reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

During the period covered by this report there were no changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

FRITZY TECH INC.
(Registrant)

Dated: January 19, 2021	/s/ Hooi Chee Voon
Hooi Chee Voon
President, Chief Executive Officer, Chief
Financial Officer and Director
(Principal Executive Officer, Principal Financial
Officer and Principal Accounting Officer)

