Form 10-Q
period 2021-03-31
Fritzy Tech Inc.
filed 2021-05-04
CIK 1622408

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

or

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

27,746,000 common shares issued and outstanding as of April 24, 2021.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Fritzy Tech Inc.

Consolidated Balance Sheets

(Unaudited)

	March 31, 2021	June 30, 2020

ASSETS
Current Assets	$-	$-

TOTAL ASSETS	$-	$-

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts payable and accrued liabilities	$12,277	$18,071
Accrued interest	37,648	12,859
Convertible notes	104,660	83,801
Due to related party	5,574	-
Total Liabilities	160,159	114,731

Stockholders’ Deficit
Preferred stock par value $0.000001: 8,000,000 shares authorized,
none issued and outstanding	-	-
Common stock par value $0.000001: 92,000,000 shares authorized,
27,746,000 shares and 96,000 shares issued and outstanding, respectively	28	-
Additional paid-in capital	25,189,755	158,324
Stock payable	-	25,000,000
Accumulated deficit	(25,459,847)	(25,382,960)
Retained earnings from discontinued operations	109,905	109,905
Total Stockholders’ Deficit	(160,159)	(114,731)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$-	$-

See accompanying notes to the unaudited condensed consolidated financial statements.

Fritzy Tech Inc.

Consolidated Statements of Operations

(Unaudited)

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2021	2020	2021	2020

OPERATING EXPENSES
Professional fees	$3,750	$8,778	$25,939	$30,159
General and administrative	-	-	-	1,165
Total Operating Expenses	3,750	8,778	25,939	31,324

OTHER EXPENSES
Interest expense	(9,001)	(12,376)	(50,948)	(81,282)
	(9,001)	(12,376)	(50,948)	(81,282)

NET LOSS	$(12,751)	$(21,154)	$(76,887)	$(112,606)

NET LOSS PER SHARE: BASIC AND DILUTED	$(0.00)	$(0.22)	$(0.00)	$(1.17)
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC AND DILUTED	27,746,000	96,000	25,718,080	96,000

See accompanying notes to the unaudited condensed consolidated financial statements.

Fritzy Tech Inc.

Consolidated Statements of Stockholders’ Deficit

For the Nine Ended March 31, 2021 and 2020

(Unaudited)

						Discontinued
	Common Stock		Additional			Operations	Total
	Number of Shares	Amount	Paid-in Capital	Stock Payable	Accumulated Deficit	Retained Earnings	Stockholders' Deficit

Balance - June 30, 2020	96,000	$-	$158,324	$25,000,000	$(25,382,960)	$109,905	$(114,731)

Stock based compensation	25,000,000	25	24,999,975	(25,000,000)	-	-	-
Issuance of common stock for note conversion	2,650,000	3	5,297				5,300
Beneficial conversion feature	-	-	20,754	-	-	-	20,754
Net loss from continued operations	-	-	-	-	(46,151)	-	(46,151)
Balance - September 30, 2020	27,746,000	$28	$25,184,350	$-	$(25,429,111)	$109,905	$(134,828)

Beneficial conversion feature	-	-	5,405	-	-	-	5,405
Net loss from continued operations	-	-	-	-	(17,985)	-	(17,985)
Balance - December 31, 2020	27,746,000	$28	$25,189,755	$-	$(25,447,096)	$109,905	$(147,408)

Net loss from continued operations	-	-	-	-	(12,751)	-	(12,751)
Balance - March 31, 2021	27,746,000	$28	$25,189,755	$-	$(25,459,847)	$109,905	$(160,159)

					Discontinued
	Common Stock		Additional		Operations	Total
	Number of Shares	Amount	Paid-in Capital	Accumulated Deficit	Retained Earnings	Stockholders' Deficit

*Balance - June 30, 2019	96,000	$-	$74,523	$(248,451)	$109,905	$(64,023)

Net loss from continued operations	-	-	-	(13,696)	-	(13,696)
Balance - September 30, 2019	96,000	$-	$74,523	$(262,147)	$109,905	$(77,719)

Beneficial conversion feature	-	-	68,772	-	-	68,772
Net loss from continued operations	-	-	-	(77,756)	-	(77,756)
Balance - December 31, 2019	96,000	$-	$143,295	$(339,903)	$109,905	$(86,703)

Beneficial conversion feature	-	-	6,219	-	-	6,219
Net loss from continued operations	-	-		(21,154)	-	(21,154)
Balance - March 31, 2020	96,000	$-	$149,514	$(361,057)	$109,905	$(101,638)

* Retrospectively reflecting 60:1 reverse-stock split

See accompanying notes to the unaudited condensed consolidated financial statements

Fritzy Tech Inc.

Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended
	March 31,
	2021	2020

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(76,887)	$(112,606)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of debt discount	26,159	74,991
Changes in operating liabilities:
Accounts payable and accrued liabilities	(5,794)	14,220
Accrued interest	24,789	-
Net cash used in operating activities	(31,733)	(23,395)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of convertible notes	26,159	23,395
Advancement from a shareholder	5,574	-
Net cash provided by financing activities	31,733	23,395

Net changes in cash and cash equivalents	-	-
Cash and cash equivalents - beginning of period	-	-
Cash and cash equivalents - end of period	$-	$-

Supplemental Cash Flow Disclosures
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

Non-Cash Investing and Financing Activity:
Beneficial conversion feature	$26,159	$74,991
Conversion of convertible notes to common stock	$5,300	$-
Issuance of common stock for stock payable	$25,000,000	$-

See accompanying notes to the unaudited condensed consolidated financial statements.

Fritzy Tech Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

March 31, 2021

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

The carrying value of accounts payable and accrued liabilities, accrued interest, convertible notes and due to related party approximates its fair value due to their short-term maturity.

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

For the nine months ended March 31, 2021 and 2020, respectively, the following convertible notes were excluded from the computation of diluted net loss per shares as the result of the computation was anti-dilutive:

	March 31,	March 31,
	2021	2020
	(Shares)	(Shares)
Convertible notes payable	52,329,940	37,495,640

Recently Issued Accounting Pronouncements

Management has considered all recent accounting pronouncements issued. The Company’s management believes that these recent pronouncements will not have a material effect on the Company’s financial statements.

Note 3 – Going Concern

The accompanying unaudited condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying financials at March 31, 2021 and June 30, 2020, the Company had an accumulated deficit of $25,459,847 and $25,382,960 of continuing operations, respectively, and retained earnings of $109,905 and $109,905 from discontinued operations, as of March 31, 2021 and June 30, 2020, respectively. The Company has a working capital deficit (total current liabilities exceeded total current assets) of $160,159 and $114,731, at March 31, 2021 and June 30, 2020, respectively. The Company’s cash balance and revenues generated are not currently sufficient and cannot be projected to cover its operating expenses for the next twelve months from the filing date of this report. These factors among others raise substantial doubt about the Company’s ability to continue as a going concern for a reasonable period of time.

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

Nine Months Ended March 31, 2021

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

As of March 31, 2021 and June 30, 2020, the issued and outstanding common stock was 27,746,000 shares and 96,000 shares, respectively.

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

During the nine months ended March 31, 2021, the Director of the Company advanced $5,574 for payment of operating expense. The loan is non-interest bearing and due on demand. As of March 31, 2021 and June 30, 2020, due to related party was $5,574 and $0, respectively.

Note 6 – Convertible Notes

	March 31,	June 30,
	2021	2020
Convertible Notes - December 2019	$63,472	$68,772
Convertible Note - March 2020	6,219	6,219
Convertible Note - June 2020	8,810	8,810
Convertible Note - September 2020	20,754	-
Convertible Note - December 2020	5,405	-
	104,660	83,801
Less current portion of convertible notes payable	(104,660)	(83,801)
Long-term convertible notes payable	$-	$-

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

During the nine months ended March 31, 2021 and 2020, the amortization on note discount from beneficial conversion feature of the convertible notes was $26,159 and $74,991, respectively.

During the nine ended March 31, 2021 and 2020, the Company incurred note interest expense of 24,789 and $6,291, respectively.

As of March 31, 2021 and June 30, 2020, the convertible note interest payable was $37,648 and $12,859, respectively.

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

Results of Operations

The following summary of our operations should be read in conjunction with our unaudited consolidated financial statements for the nine months ended March 31, 2021 and 2020, which are included herein.

Three Months Ended March 31, 2021 Compared to Three Months Ended March 31, 2020

Our operating results for three months ended March 31, 2021 and 2020, and the changes between those periods for the respective items are summarized as follows:

	Three Months Ended
	March 31, 2021	March 31, 2020	Change	%
Operating expenses	$(3,750)	$(8,778)	$5,028	-57%
Other expenses	$(9,001)	$(12,376)	$3,375	-27%
Net loss	$(12,751)	$(21,154)	$8,403	-40%

Net loss was $12,751 for the three months ended March 31, 2021 as compared to net loss of $21,154 for the three months ended March 31, 2020 mainly attributed to the decrease in operating expenses and other expenses. The decrease in other expenses was mainly attributed to the decrease in convertible note interest and amortization on note discount.

Nine Months Ended March 31, 2021 Compared to Nine Months Ended March 31, 2020

Our operating results for nine months ended March 31, 2021 and 2020, and the changes between those periods for the respective items are summarized as follows:

	Nine Months Ended
	March 31, 2021	March 31, 2020	Change	%
Operating expenses	$(25,939)	$(31,324)	$5,385	-17%
Other expenses	$(50,948)	$(81,282)	$30,334	0%
Net loss	$(76,887)	$(112,606)	$35,719	-32%

Net loss was $76,887 for the six months ended March 31, 2021 as compared to net loss of $112,606 for the nine months ended March 31, 2020 mainly attributed to the decrease in operating expenses and other expenses. The decrease in other expenses was mainly attributed to the decrease in convertible note interest and amortization on note discount.

Liquidity and Capital

Working Capital

	March 31, 2021	June 30, 2020	Change	%
Current Assets	$-	$-	$-	0%
Current Liabilities	$160,159	$114,731	$45,428	40%
Working Capital (Deficit)	$(160,159)	$(114,731)	$(45,428)	40%

The financial statements included in this quarterly report have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the financial statements at March 31, 2021 and June 30, 2020, we had an accumulated deficit of $25,459,847 and $25,382,960 of continuing operations, respectively, and retained earnings of $109,905 and $109,905 from discontinued operations, as of March 31, 2021, and June 30, 2020, respectively. We had a working capital deficit (total current liabilities exceeded total current assets) of $160,159 and $114,731, at March 31, 2021 and June 30, 2020, respectively. Our cash balance and revenues generated are not currently sufficient and cannot be projected to cover our operating expenses for the next 12 months from the filing date of this report. These factors among others raise substantial doubt about our ability to continue as a going concern for a reasonable period of time.

Cash Flows

	Nine Months Ended
	March 31, 2021	March 31, 2020
Cash Flows used in Operating Activities	$(31,733)	$(23,395)
Cash Flows provided by Financing Activities	31,733	23,395
Net Changes in Cash During Period	$-	$-

Cash Flows from Operating Activities

Net cash used in our operating activities for the nine months ended March 31, 2021 totaled $31,733, compared to net cash used in our operations for the nine months ended March 31, 2020 of $23,395.

For the nine months ended March 31, 2021, net cash flows used in operating activities was $31,733, consisting of a net loss of $76,887, decreased by amortization of debt discount of $26,159 and changes in operating liabilities of $18,995.

For the nine months ended March 31, 2020, net cash flows used in operating activities was $23,395, consisting of a net loss of $112,606, decreased by amortization of debt discount of $74,991 and changes in operating liabilities of $14,220.

Cash Flows from Investing Activities

For the nine months ended March 31, 2021 and March 31, 2020, we had no investing activities.

Cash Flows from Financing Activities

For the nine months ended March 31, 2021, net cash provided by financing activities was $31,733 from proceeds from issuance of convertible notes of $26,159 and advancement from the director for paying off operating expenses on behalf of the Company of $5,574.

For the nine months ended March 31, 2020, net cash provided by financing activities was $23,395 from proceeds from issuance of convertible notes of $23,395.

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

FRITZY TECH INC.
(Registrant)

Dated: May 4, 2021	/s/ Hooi Chee Voon
Hooi Chee Voon
President, Chief Executive Officer, Chief
Financial Officer and Director
(Principal Executive Officer, Principal Financial
Officer and Principal Accounting Officer)

