Form 10-K
period 2021-06-30
Fritzy Tech Inc.
filed 2021-09-28
CIK 1622408

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2021

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

The aggregate market value of Common Stock held by non-affiliates of the Registrant on December 31, 2020 was $2,437,889 based on a $0.91 average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of the latest practicable date.

27,746,000 shares of common stock issued and outstanding as of September 23, 2021.

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

Tabble of Contents

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

Tabble of Contents

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

Tabble of Contents

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

Tabble of Contents

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

Holders

As of September 23, 2021, we had 3 shareholders of record of our common stock with 27,746,000 shares of common stock outstanding.

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

Tabble of Contents

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

Recent Sales of unregistered securities

None.

Issuer Purchases of Equity Securities

There were no repurchases of common stock for the year ended June 30, 2021.

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

Results of Operations

The following summary of our operations should be read in conjunction with our audited consolidated financial statements for the year ended June 30, 2021 and 2020.

Year Ended June 30, 2021 Compared to Year Ended June 30, 2020

Our operating results for the year ended June 30, 2021 and 2020, and the changes between those periods for the respective items are summarized as follows:

	Year Ended
	June 30, 2021	June 30, 2020	Change	%
Operating expenses	$(29,689)	$(25,037,849)	$25,008,160	(100%)
Other expenses	$(60,049)	$(96,660)	$36,611	(38%)
Net loss	$(89,738)	$(25,134,509)	$25,044,771	(100%)

No revenue was generated for year ended June 30, 2021 and 2020.

Net loss was $89,738 for the year ended June 30, 2021 as compared to net loss of $25,134,509 for the year ended June 30, 2020 mainly attributed to the decrease in operating expenses and other expenses. During the year ended June 30, 2020, the Company incurred stock based compensation of $25,000,000 from stock payable of 25,000,000 outstanding common shares based on stock trading price at $1.00 per share to the Company’s Chief Executive Officer as compensation for the year 2019.

Tabble of Contents

Liquidity and Capital

Working Capital

	June 30, 2021	June 30, 2020	Change	%
Current Assets	$-	$-	$-	0%
Current Liabilities	$173,010	$114,731	$58,279	51%
Working Capital (Deficit)	$(173,010)	$(114,731)	$(58,279)	51%

	Year Ended
	June 30, 2021	June 30, 2020
Cash Flows used in Operating Activities	$(35,483)	$(32,205)
Cash Flows provided by Financing Activities	35,483	32,205
Net Changes in Cash During Period	$-	$-

The financial statements included in this yearly report have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the financial statements at June 30, 2021 and June 30, 2020, we had an accumulated deficit of $25,472,698 and $25,382,960 of continuing operations, respectively, and retained earnings of $109,905 and $109,905 from discontinued operations, as of June 30, 2021 and June 30, 2020, respectively. We had a working capital deficit (total current liabilities exceeded total current assets) of $173,010 and $114,731 at June 30, 2021 and June 30, 2020, respectively. The increase in working capital deficiency was mainly attributed to the increase in convertible notes and accrued interest. Our cash balance and revenues generated are not currently sufficient and cannot be projected to cover our operating expenses for the next 12 months from the filing date of this report. These factors among others raise substantial doubt about our ability to continue as a going concern for a reasonable period of time.

Cash Flows from Operating Activities

Net cash used in our operating activities for the year ended June 30, 2021 totaled $35,483, compared to net cash used in our operations for the year ended June 30, 2020 of $32,205.

For the year ended June 30, 2020, net cash flows used in operating activities was $35,483, consisting of a net loss of $89,738, decreased by amortization of debt discount of $26,159 and changes in operating liabilities of $28,096.

For the year ended June 30, 2020, net cash flows used in operating activities was $32,205, consisting of a net loss of $25,134,509, decreased by stock based compensation of $25,000,000, amortization of debt discount of $83,801 and changes in operating liabilities of $18,503.

Cash Flows from Investing Activities

For the year ended June 30, 2021 and June 30, 2020, we had no investing activities.

Cash Flows from Financing Activities

For the year ended June 30, 2021, net cash provided by financing activities was $35,483 from proceeds from issuance of convertible notes of $26,159 and advancement from the Director of the Company for paying off operating expenses on behalf of the Company of $9,324.

For the year ended June 30, 2020, net cash provided by financing activities was $32,205 from proceeds from issuance of convertible notes.

Tabble of Contents

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

Liquidity and Capital Resources

Our cash balance at June 30, 2021 was $NIL, with $173,010 in outstanding current liabilities, consisting of $12,277 in accounts payable and accrued liabilities, $46,749 in accrued interest, $104,660 in convertible notes and $9,324 in amount due to related party. We estimate total expenditures over the next 12 months are expected to be approximately $50,000.

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

Tabble of Contents

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the shareholders and the board of directors of Fritzy Tech, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Fritzy Tech, Inc. as of June 30, 2021 and 2020, the related statements of operations, stockholders’ equity (deficit), and cash flows for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2021 and 2020, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States.

Substantial Doubt about the Company’s Ability to Continue as a Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company has suffered recurring losses from operations and has a significant accumulated deficit. In addition, the Company continues to experience negative cash flows from operations. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

/S/ BF Borgers CPA PC

BF Borgers CPA PC

We have served as the Company’s auditor since 2017

Lakewood, CO

September 28, 2021

Tabble of Contents

Fritzy Tech Inc.

Consolidated Balance Sheets

	June 30, 2021	June 30, 2020

ASSETS
Current Assets	$-	$-

TOTAL ASSETS	$-	$-

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts payable and accrued liabilities	$12,277	$18,071
Accrued interest	46,749	12,859
Convertible notes	104,660	83,801
Due to related party	9,324	-
Total Liabilities	173,010	114,731

Stockholders’ Deficit
Preferred stock par value $0.000001: 8,000,000 shares authorized,
none issued and outstanding	-	-
Common stock par value $0.000001: 92,000,000 shares authorized,
27,746,000 shares and 96,000 shares issued and outstanding, respectively	28	-
Additional paid-in capital	25,189,755	158,324
Stock payable	-	25,000,000
Accumulated deficit	(25,472,698)	(25,382,960)
Retained earnings from discontinued operations	109,905	109,905
Total Stockholders’ Deficit	(173,010)	(114,731)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$-	$-

See accompanying notes to the audited consolidated financial statements.

Tabble of Contents

Fritzy Tech Inc.

Consolidated Statements of Operations

	Year Ended
	June 30,
	2021	2020

OPERATING EXPENSES
Professional fees	$29,689	$36,684
General and administrative	-	1,165
Stock based compensation	-	25,000,000
Total Operating Expenses	29,689	25,037,849

OTHER EXPENSES
Interest expense	(60,049)	(96,660)
	(60,049)	(96,660)

NET LOSS	$(89,738)	$(25,134,509)

NET LOSS PER SHARE: BASIC AND DILUTED	$(0.00)	$(261.82)
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC AND DILUTED	26,223,671	96,000

See accompanying notes to the audited consolidated financial statements.

Tabble of Contents

Fritzy Tech Inc.

Consolidated Statements of Stockholders’ Deficit

For the Year Ended June 30, 2021 and 2020

			Additional			Discontinued Operations	Total
	Common Stock		Paid-in	Stock	Accumulated	Retained	Stockholders’
	Number of Shares	Amount	Capital	Payable	Deficit	Earnings	Deficit

*Balance - June 30, 2019	96,000	$-	$74,523	$-	$(248,451)	$109,905	$(64,023)

Stock based compensation	-	-	-	25,000,000	-	-	25,000,000
Beneficial conversion feature	-	-	83,801	-	-	-	83,801
Net loss	-	-	-	-	(25,134,509)	-	(25,134,509)
Balance - June 30, 2020	96,000	$-	$158,324	$25,000,000	$(25,382,960)	$109,905	$(114,731)

Stock based compensation	25,000,000	25	24,999,975	(25,000,000)	-	-	-
Issuance of common stock for note conversion	2,650,000	3	5,297				5,300
Beneficial conversion feature	-	-	26,159	-	-	-	26,159
Net loss	-	-	-	-	(89,738)	-	(89,738)
Balance - June 30, 2021	27,746,000	$28	$25,189,755	$-	$(25,472,698)	$109,905	$(173,010)

* Retrospectively reflecting 60:1 reverse-stock split

See accompanying notes to the audited consolidated financial statemen

Tabble of Contents

Fritzy Tech Inc.

Consolidated Statements of Cash Flows

For the Year Ended June 30, 2021 and 2020

	Year Ended
	June 30,
	2021	2020

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(89,738)	$(25,134,509)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of debt discount	26,159	83,801
Stock based compensation	-	25,000,000
Changes in operating liabilities:
Accounts payable and accrued liabilities	(5,794)	18,503
Accrued interest	33,890	-
Net cash used in operating activities	(35,483)	(32,205)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of convertible notes	26,159	32,205
Advancement from a shareholder	9,324	-
Net cash provided by financing activities	35,483	32,205

Net changes in cash and cash equivalents	-	-
Cash and cash equivalents - beginning of period	-	-
Cash and cash equivalents - end of period	$-	$-

Supplemental Cash Flow Disclosures
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

Non-Cash Investing and Financing Activity:
Beneficial conversion feature	$26,159	$83,801
Conversion of convertible notes to common stock	$5,300	$-
Issuance of common stock for stock payable	$25,000,000	$-

See accompanying notes to the audited consolidated financial statements.

Tabble of Contents

Fritzy Tech Inc.

Notes to Audited Consolidated Financial Statements

June 30, 2021

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

Tabble of Contents

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

For the year ended June 30, 2021 and 2020, respectively, the following convertible notes were excluded from the computation of diluted net loss per shares as the result of the computation was anti-dilutive:

	June 30,	June 30,
	2021	2020
	(Shares)	(Shares)
Convertible notes payable	52,329,940	41,900,640

Tabble of Contents

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

ASC 740 also provides criteria for the recognition, measurement, presentation and disclosure of uncertain tax positions. Under ASC 740, the impact of an uncertain tax position on the income tax return may only be recognized at the largest amount that is more-likely-than-not to be sustained upon audit by the relevant taxing authority. At June 30, 2021, there were no unrecognized tax benefits.

Recently Issued Accounting Pronouncements

Management has considered all recent accounting pronouncements issued. The Company’s management believes that these recent pronouncements will not have a material effect on the Company’s financial statements.

Note 3 – Going Concern

The accompanying audited consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying financials at June 30, 2021 and June 30, 2020, the Company had an accumulated deficit of $25,472,698 and $25,382,960 of continuing operations, respectively, and retained earnings of $109,905 and $109,905 from discontinued operations, as of June 30, 2021 and June 30, 2020, respectively. The Company has a working capital deficit (total current liabilities exceeded total current assets) of $173,010 and $114,731, at June 30, 2021 and June 30, 2020, respectively. The Company’s cash balance and revenues generated are not currently sufficient and cannot be projected to cover its operating expenses for the next twelve months from the filing date of this report. These factors among others raise substantial doubt about the Company’s ability to continue as a going concern for a reasonable period of time.

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

Tabble of Contents

Year Ended June 30, 2021

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

As of June 30, 2021 and June 30, 2020, the issued and outstanding common stock was 27,746,000 shares and 96,000 shares, respectively.

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

During the year ended June 30, 2021, the Director of the Company advanced $9,324 for payment of operating expense. The loan is non-interest bearing and due on demand. As of June 30, 2021 and June 30, 2020, due to related party was $9,324 and $0, respectively.

Note 6 – Convertible Notes

	June 30,	June 30,
	2021	2020
Convertible Notes - December 2019	$63,472	$68,772
Convertible Note - March 2020	6,219	6,219
Convertible Note - June 2020	8,810	8,810
Convertible Note - September 2020	20,754	-
Convertible Note - December 2020	5,405	-
	104,660	83,801
Less current portion of convertible notes payable	(104,660)	(83,801)
Long-term convertible notes payable	$-	$-

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

Tabble of Contents

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

During the year ended June 30, 2021 and 2020, the amortization on note discount from beneficial conversion feature of the convertible notes was $26,159 and $83,801, respectively.

During the year ended June 30, 2021 and 2020, the Company incurred note interest expense of 33,890 and $12,859, respectively.

As of June 30, 2021 and June 30, 2020, the convertible note interest payable was $46,749 and $12,859, respectively.

Note 7 – Income Tax

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

The components of the Company’s deferred tax asset and reconciliation of income taxes computed at the new statutory rate of 21% to the income tax amount recorded as of June 30, 2021 and June 30, 2020 are as follows:

	June 30,	June 30,
	2021	2020
Net operating loss carryforward	$(362,793)	$(273,055)
Effective tax rate	21%	21%
Deferred tax asset	(76,187)	(57,342)
Less: Valuation allowance	76,187	57,342
Net deferred asset	$-	$-

As of June 30, 2021, the Company had $362,793 in net operating losses (“NOLs”) that may be available to offset future taxable income, which begin to expire between 2034 and 2038. NOLs generated in tax years prior to June 30, 2018, can be carryforward for twenty years, whereas NOLs generated after June 30, 2018 can be carryforward indefinitely. In accordance with Section 382 of the U.S. Internal Revenue Code. The usage of the Company’s net operating loss carry forwards is subject to annual limitations following greater than 50% ownership changes. Tax returns for the years ended 2014 through 2021 are subject to review by the tax authorities.

Note 8 – Risks and Uncertainties

In early 2020, the World Health Organization declared the rapidly spreading coronavirus disease (COVID-19) outbreak a pandemic. This pandemic has resulted in governments worldwide enacting emergency measures to combat the spread of the virus. The Company considered the impact of COVID-19 on the assumptions and estimates used and determined that there were no material adverse impacts on the Company’s results of operations and financial position at June 30, 2021. The full extent of the future impacts of COVID-19 on the Company’s operations is uncertain. A prolonged outbreak could have a material adverse impact on financial results and business operations of the Company in the future. The Company is not aware of any specific event or circumstance that would require an update to its estimates or judgments or a revision of the carrying value of its assets or liabilities as of the date of issuance of these financial statements. These estimates may change, as new events occur and additional information is obtained.

Note 9 – Subsequent Events

In accordance with ASC 855-10, the Company has analyzed its operations subsequent to the June 30, 2021 to the date these financial statements were issued and has determined that it does not have other material subsequent events to disclose in these financial statements.

Tabble of Contents

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not Applicable.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, including our President and Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this report. Based upon that evaluation, our President and Chief Financial Officer have concluded that the disclosure controls and procedures as of June 30, 2021 were not effective, due to the material weaknesses discussed below, to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to our management, including our President and Chief Financial Officer, to allow timely decisions regarding disclosure.

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

Tabble of Contents

Our management assessed the effectiveness of our system of internal control over financial reporting as of June 30, 2020. In making this assessment, our management used the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission COSO). Based on our assessment and the criteria set forth by COSO, our management believes that we did not maintain effective internal control over financial reporting as of June 30, 2021 due to the material weaknesses discussed below.

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

Tabble of Contents

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

(a) – (b) Identification of Directors and Executive Officers.

The Company: The following individuals are current members of our Board of Directors and executive officers; all of the members of the Board are appointed until their respective successor is elected or until their resignation.

Name	Age	Positions Held	Date of Appointment
Hooi Cheen Voon	50	President, Chief Executive Officer, Chief Financial Officer, Secretary and Director	December 1, 2017

(c) Identification of certain significant employees.

Our company currently does not have any significant employees.

(d) Family relationships.

None.

(e) Business experience.

Hooi Chee Voon, President, Chief Executive Officer, Chief Financial Officer, Secretary, Treasurer and Director

Tabble of Contents

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

Tabble of Contents

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

Board and Committee Meetings

Our board of directors held no formal meetings during the year ended June 30, 2021. All proceedings of the board of directors were conducted by resolutions consented to in writing by all the directors and filed with the minutes of the proceedings of the directors. Such resolutions consented to in writing by the directors entitled to vote on that resolution at a meeting of the directors are, according to the Delaware General Corporation Law and our Bylaws, as valid and effective as if they had been passed at a meeting of the directors duly called and held.

Nomination Process

As of June 30, 2021, we did not effect any material changes to the procedures by which our shareholders may recommend nominees to our board of directors. Our board of directors does not have a policy with regards to the consideration of any director candidates recommended by our shareholders. Our board of directors has determined that it is in the best position to evaluate our company’s requirements as well as the qualifications of each candidate when the board considers a nominee for a position on our board of directors. If shareholders wish to recommend candidates directly to our board, they may do so by sending communications to the president of our company at the address on the cover of this annual report.

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

(b)	each of our two most highly compensated executive officers who were serving as executive officers at the end of the years ended June 30, 2021 and 2020; and

(c)

up to two additional individuals for whom disclosure would have been provided under (b) but for the fact that the individual was not serving as our executive officer at the end of the years ended June 30, 2021 and 2020, who we will collectively refer to as the named executive officers of our company, are set out in the following summary compensation table, except that no disclosure is provided for any named executive officer, other than our principal executive officers, whose total compensation did not exceed $100,000 for the respective fiscal year:

Tabble of Contents

SUMMARY COMPENSATION TABLE
Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensa-tion ($)	Change in Pension Value and Nonqualified Deferred Compensa-tion Earnings($)	All Other Compensa-tion($)	Total ($)

Hooi Chee Voon	2020	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil
President, CEO, CFO, Secretary and Director	2020	Nil	Nil	Nil	Nil	Nil	Nil	25,000,000	25,000,000

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

Grants of Plan-Based Awards

During the fiscal year ended June 30, 2021, we did not grant any stock options.

Option Exercises and Stock Vested

During our fiscal year ended June 30, 2021, there were no options exercised by our named officers.

Compensation of Directors

We do not have any agreements for compensating our directors for their services in their capacity as directors, although such directors are expected in the future to receive stock options to purchase shares of our common stock as awarded by our board of directors.

Tabble of Contents

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information concerning the number of shares of our common stock owned beneficially as of September 23, 2021by: (i) each person (including any group) known to us to own more than five percent (5%) of any class of our voting securities, (ii) members of our Board of Directors, and or (iii) our executive officers. Unless otherwise indicated, the stockholder listed possesses sole voting and investment power with respect to the shares shown.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Class(1)
Hoi Chee Voon(2) New Horizon Building, Ground Floor 3 ½ Miles Philip S.W. Goldson Highway Belize City, Belize	25,000,000	90.10%
Silverlight International Ltd. (3) New Horizon Building, Ground Floor 3 ½ Miles Philip S.W. Goldson Highway Belize City, Belize	67,001	0.24%
Directors and Executive Officers as a Group	25,067,001	90.34%

_______________

(1)

A beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person’s actual ownership or voting power with respect to the number of shares of common stock actually outstanding on September 23, 2021. As of September 23, 2021, there were 27,746,000 shares of our common stock issued and outstanding.

(2)

On July 20 2020, the Company issued 25,000,000 shares of restricted common stock valued at $25,000,000 based on stock trading price at $1.00 per share to the Company’s Chief Executive Officer as compensation for year 2019.

(3)

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

Tabble of Contents

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The aggregate fees billed for the most recently completed fiscal year ended June 30, 2021 and for fiscal year ended June 30, 2020 for professional services rendered by the principal accountant for the audit of our annual financial statements and review of the financial statements included in our quarterly reports on Form 10-Q and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

Fee Category	Year Ended June 30, 2021	Year Ended June 30, 2020

Audit Fees	$18,960	$23,390
Audit-Related Fees	-	-
Tax Fees	-	-
All Other Fees	-	-
Total Fees	$18,960	$23,390

Audit committee policies & procedures

We do not currently have a standing audit committee. The above services were approved by our Board of Directors.

Tabble of Contents

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

Tabble of Contents

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

FRITZY TECH INC.

Dated: September 28, 2021	By:	/s/ Hooi Chee Voon
Hooi Chee Voon
President, Chief Executive Officer, Chief Financial Officer and Director
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: September 28, 2021	/s/ Hooi Chee Voon
Hooi Chee Voon
President, Chief Executive Officer, Chief Financial Officer and Director
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

