Form 10-Q
period 2021-09-30
Fritzy Tech Inc.
filed 2021-11-09
CIK 1622408

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

or

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

27,746,000 common shares issued and outstanding as of October 27, 2021.

2

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Fritzy Tech Inc.

Consolidated Balance Sheets

(Unaudited)

	September 30, 2021	June 30, 2021

ASSETS
Current Assets	$-	$-

TOTAL ASSETS	$-	$-

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts payable and accrued liabilities	$14,928	$12,277
Accrued interest	55,949	46,749
Convertible notes	104,660	104,660
Due to related party	22,284	9,324
Total Liabilities	197,821	173,010

Stockholders’ Deficit
Preferred stock par value $0.000001: 8,000,000 shares authorized,
none issued and outstanding	-	-
Common stock par value $0.000001: 92,000,000 shares authorized,
27,746,000 shares issued and outstanding	28	28
Additional paid-in capital	25,189,755	25,189,755
Accumulated deficit	(25,497,509)	(25,472,698)
Retained earnings from discontinued operations	109,905	109,905
Total Stockholders’ Deficit	(197,821)	(173,010)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$-	$-

See accompanying notes to the unaudited consolidated financial statements.

3

Fritzy Tech Inc.

Consolidated Statements of Operations

(Unaudited)

	Three Months Ended
	September 30,
	2021	2020

OPERATING EXPENSES
Professional fees	$15,610	$18,365
Total Operating Expenses	15,610	18,365

OTHER EXPENSES
Interest expense	(9,201)	(27,786)
	(9,201)	(27,786)

NET LOSS	$(24,811)	$(46,151)

NET LOSS PER SHARE: BASIC AND DILUTED	$(0.00)	$(0.00)
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC AND DILUTED	27,746,000	21,706,326

See accompanying notes to the unaudited consolidated financial statements.

4

Fritzy Tech Inc.

Consolidated Statements of Stockholders’ Deficit

For the Three Months Ended September 30, 2021 and 2020

(Unaudited)

	Common Stock		Additional		Discontinued Operations	Total
	Number of Shares	Amount	Paid-in Capital	Accumulated Deficit	Retained Earnings	Stockholders’ Deficit

Balance - June 30, 2021	27,746,000	$28	$25,189,755	$(25,472,698)	$109,905	$(173,010)

Net loss	-	-	-	(24,811)	-	(24,811)
Balance - September 30, 2021	27,746,000	$28	$25,189,755	$(25,497,509)	$109,905	$(197,821)

	Common Stock		Additional			Discontinued Operations	Total
	Number of Shares	Amount	Paid-in Capital	Stock Payable	Accumulated Deficit	Retained Earnings	Stockholders’ Deficit

Balance - June 30, 2020	96,000	$-	$158,324	$25,000,000	$(25,382,960)	$109,905	$(114,731)

Stock based compensation	25,000,000	25	24,999,975	(25,000,000)	-	-	-
Issuance of common stock for note conversion	2,650,000	3	5,297				5,300
Beneficial conversion feature	-	-	20,754	-	-	-	20,754
Net loss from continued operations	-	-	-	-	(46,151)	-	(46,151)
Balance - September 30, 2020	27,746,000	$28	$25,184,350	$-	$(25,429,111)	$109,905	$(134,828)

See accompanying notes to the unaudited consolidated financial statements

5

Fritzy Tech Inc.

Consolidated Statements of Cash Flows

For the Three Months Ended September 30, 2021 and 2020

(Unaudited)

	Three Months Ended
	September 30,
	2021	2020

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(24,811)	$(46,151)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of debt discount	-	20,754
Changes in operating liabilities:
Accounts payable and accrued liabilities	2,651	(2,389)
Accrued interest	9,200	7,032
Net cash used in operating activities	(12,960)	(20,754)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of convertible notes	-	20,754
Advancement from a shareholder	12,960	-
Net cash provided by financing activities	12,960	20,754

Net changes in cash and cash equivalents	-	-
Cash and cash equivalents - beginning of period	-	-
Cash and cash equivalents - end of period	$-	$-

Supplemental Cash Flow Disclosures
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

Non-Cash Investing and Financing Activity:
Beneficial conversion feature	$-	$20,754
Conversion of convertible notes to common stock	$-	$5,300
Issuance of common stock for stock payable	$-	$25,000,000

See accompanying notes to the unaudited consolidated financial statements.

6

Fritzy Tech Inc.

Notes to Unaudited Consolidated Financial Statements

September 30, 2021

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

Basis of Presentation

The accompanying unaudited condensed interim financial statements and related notes have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information, and with the rules and regulations of the United States Securities and Exchange Commission (“SEC”) to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. The unaudited condensed interim financial statements furnished reflect all adjustments (consisting of normal recurring accruals) which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented. Interim results are not necessarily indicative of the results for the full year. These condensed unaudited consolidated financial statements should be read in conjunction with the financial statements of the Company for the reporting period ended June 30, 2021 and notes thereto contained in the Company’s Annual Report on Form 10-K filed with the SEC on September 28, 2021.

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

For the year ended September 30, 2021 and 2020, respectively, the following convertible notes were excluded from the computation of diluted net loss per shares as the result of the computation was anti-dilutive:

	September 30,	September 30,
	2021	2020
	(Shares)	(Shares)
Convertible notes payable	52,329,940	52,277,440

Recently Issued Accounting Pronouncements

Management has considered all recent accounting pronouncements issued. The Company’s management believes that these recent pronouncements will not have a material effect on the Company’s financial statements.

Note 3 – Going Concern

The accompanying audited consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying financials at September 30, 2021 and June 30, 2021, the Company had an accumulated deficit of $25,497,509 and $25,472,698 of continuing operations, respectively, and retained earnings of $109,905 and $109,905 from discontinued operations, as of September 30, 2021 and June 30, 2021, respectively. The Company has a working capital deficit (total current liabilities exceeded total current assets) of $197,821 and $173,010, at September 30, 2021 and June 30, 2021, respectively. The Company’s cash balance and revenues generated are not currently sufficient and cannot be projected to cover its operating expenses for the next twelve months from the filing date of this report. These factors among others raise substantial doubt about the Company’s ability to continue as a going concern for a reasonable period of time.

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

Common Stock

The Company has authorized 92,000,000 common shares with a par value of $0.000001 per share, and 27,746,000 shares of common stock issued and outstanding as of September 30, 2021.

Note 5 – Related Party Transactions

On July 20, 2020, the Company issued 25,000,000 shares of restricted common stock valued at $25,000,000 based on stock trading price at $1.00 per share to the Company’s Chief Executive Officer as compensation for year 2019.

During the three months ended September 30, 2021 and 2020, the Director of the Company advanced $12,960 and $0 for payment of operating expense, respectively. The loan is non-interest bearing and due on demand. As of September 30, 2021 and June 30, 2021, due to related party was $22,284 and $9,324, respectively.

Note 6 – Convertible Notes

	September 30,	June 30,
	2021	2021
Convertible Notes - December 2019	$63,472	$63,472
Convertible Note - March 2020	6,219	6,219
Convertible Note - June 2020	8,810	8,810
Convertible Note - September 2020	20,754	20,754
Convertible Note - December 2020	5,405	5,405
	104,660	104,660
Less current portion of convertible notes payable	(104,660)	(104,660)
Long-term convertible notes payable	$-	$-

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

During the three months ended September 30, 2021 and 2020, the amortization on note discount from beneficial conversion feature of the convertible notes was $0 and $20,754, respectively.

During the three months ended September 30, 2021 and 2020, the Company incurred note interest expense of 9,201 and $7,032, respectively.

As of September 30, 2021 and June 30, 2021, the convertible note interest payable was $55,949 and $46,749, respectively.

Note 7 – Risks and Uncertainties

In early 2020, the World Health Organization declared the rapidly spreading coronavirus disease (COVID-19) outbreak a pandemic. This pandemic has resulted in governments worldwide enacting emergency measures to combat the spread of the virus. The Company considered the impact of COVID-19 on the assumptions and estimates used and determined that there were no material adverse impacts on the Company’s results of operations and financial position at September 30, 2021. The full extent of the future impacts of COVID-19 on the Company’s operations is uncertain. A prolonged outbreak could have a material adverse impact on financial results and business operations of the Company in the future. The Company is not aware of any specific event or circumstance that would require an update to its estimates or judgments or a revision of the carrying value of its assets or liabilities as of the date of issuance of these financial statements. These estimates may change, as new events occur and additional information is obtained.

Note 8 – Subsequent Events

In accordance with ASC 855-10, the Company has analyzed its operations subsequent to the September 30, 2021 to the date these financial statements were issued and has determined that it does not have other material subsequent events to disclose in these financial statements.

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

Results of Operations

The following summary of our operations should be read in conjunction with our unaudited consolidated financial statements for the three months ended September 30, 2021 and 2020, which are included herein.

Three Months Ended September 30, 2021 Compared to Three Months Ended September 30, 2020

Our operating results for three months ended September 30, 2021 and 2020, and the changes between those periods for the respective items are summarized as follows:

	Three Months Ended
	September 30, 2021	September 30, 2020	Change	%
Operating expenses	$(15,610)	$(18,365)	$2,755	(15%)
Other expenses	$(9,201)	$(27,786)	$18,585	(67%)
Net loss	$(24,811)	$(46,151)	$21,340	(46%)

Net loss was $24,811 for the three months ended September 30, 2021 as compared to net loss of $46,151 for the three months ended September 30, 2020 mainly attributed to the decrease in operating expenses and other expenses. The decrease in other expenses was mainly attributed to the decrease in convertible note interest and amortization on note discount.

Liquidity and Capital

Working Capital

	September 30, 2021	June 30, 2021
Current Assets	$-	$-
Current Liabilities	$197,821	$173,010
Working Capital (Deficit)	$(197,821)	$(173,010)

The financial statements included in this quarterly report have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the financial statements at September 30, 2021 and June 30, 2021, we had an accumulated deficit of $25,497,509 and $25,472,698 of continuing operations, respectively, and retained earnings of $109,905 and $109,905 from discontinued operations, as of September 30, 2021, and June 30, 2021, respectively. We had a working capital deficit (total current liabilities exceeded total current assets) of $197,821 and $173,010, at September 30, 2021 and June 30, 2021, respectively. Our cash balance and revenues generated are not currently sufficient and cannot be projected to cover our operating expenses for the next 12 months from the filing date of this report. These factors among others raise substantial doubt about our ability to continue as a going concern for a reasonable period of time.

Cash Flows

	Three Months Ended
	September 30, 2021	September 30, 2020
Cash Flows used in Operating Activities	$(12,960)	$(20,754)
Cash Flows provided by Financing Activities	12,960	20,754
Net Changes in Cash During Period	$-	$-

Cash Flows from Operating Activities

Net cash used in our operating activities for the three months ended September 30, 2021 totaled $12,960, compared to net cash used in our operations for the three months ended September 30, 2020 of $20,754.

For the three months ended September 30, 2021, net cash flows used in operating activities was $12,960, consisting of a net loss of $24,811, decreased by net changes in operating liabilities of $11,851.

For the three months ended September 30, 2020, net cash flows used in operating activities was $20,754, consisting of a net loss of $46,151, decreased by amortization of debt discount of $20,754 and net changes in operating liabilities of $4,643.

Cash Flows from Investing Activities

For the three months ended September 30, 2021 and September 30, 2020, we had no investing activities.

Cash Flows from Financing Activities

For the three months ended September 30, 2021, net cash provided by financing activities was $12,960 from advancement from the director for paying off operating expenses on behalf of the Company.

For the three months ended September 30, 2020, net cash provided by financing activities was $20,754 from proceeds from issuance of convertible notes.

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

____________

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

FRITZY TECH INC.
(Registrant)

Dated: November 9, 2021	/s/ Hooi Chee Voon
Hooi Chee Voon
President, Chief Executive Officer, Chief
Financial Officer and Director
(Principal Executive Officer, Principal Financial
Officer and Principal Accounting Officer)

