Form 10-Q
period 2021-12-31
Fritzy Tech Inc.
filed 2022-02-11
CIK 1622408

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2021

or

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

27,746,000 common shares issued and outstanding as of January 20, 2022.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Fritzy Tech Inc.

Consolidated Balance Sheets

(Unaudited)

	December 31, 2021	June 30, 2021

ASSETS
Current Assets	$-	$-

TOTAL ASSETS	$-	$-

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts payable and accrued liabilities	$14,178	$12,277
Accrued interest	65,150	46,749
Convertible notes	104,660	104,660
Due to related party	27,784	9,324
Total Liabilities	211,772	173,010

Stockholders’ Deficit
Preferred stock par value $0.000001: 8,000,000 shares authorized, none issued and outstanding	-	-
Common stock par value $0.000001: 92,000,000 shares authorized, 27,746,000 shares issued and outstanding	28	28
Additional paid-in capital	25,189,755	25,189,755
Accumulated deficit	(25,511,460)	(25,472,698)
Retained earnings from discontinued operations	109,905	109,905
Total Stockholders’ Deficit	(211,772)	(173,010)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$-	$-

See accompanying notes to the unaudited consolidated financial statements.

Fritzy Tech Inc.

Consolidated Statements of Operations

(Unaudited)

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2021	2020	2021	2020

OPERATING EXPENSES
Professional fees	$4,750	$3,824	$20,360	$22,189
Total Operating Expenses	4,750	3,824	20,360	22,189

OTHER EXPENSES
Interest expense	(9,201)	(14,161)	(18,402)	(41,947)
	(9,201)	(14,161)	(18,402)	(41,947)

NET LOSS	$(13,951)	$(17,985)	$(38,762)	$(64,136)

NET LOSS PER SHARE: BASIC AND DILUTED	$(0.00)	$(0.00)	$(0.00)	$(0.00)
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC AND DILUTED	27,746,000	27,746,000	27,746,000	24,726,163

See accompanying notes to the unaudited consolidated financial statements.

Fritzy Tech Inc.

Consolidated Statements of Stockholders’ Deficit

For the Three Months and Six Months Ended December 31, 2021 and 2020

(Unaudited)

					Discontinued
	Common Stock		Additional		Operations	Total
	Number of Shares	Amount	Paid-in Capital	Accumulated Deficit	Retained Earnings	Stockholders’ Deficit

Balance - June 30, 2021	27,746,000	$28	$25,189,755	$(25,472,698)	$109,905	$(173,010)

Net loss	-	-	-	(24,811)	-	(24,811)
Balance - September 30, 2021	27,746,000	$28	$25,189,755	$(25,497,509)	$109,905	$(197,821)

Net loss	-	-	-	(13,951)	-	(13,951)
Balance - December 31, 2021	27,746,000	$28	$25,189,755	$(25,511,460)	$109,905	$(211,772)

						Discontinued
	Common Stock		Additional			Operations	Total
	Number of Shares	Amount	Paid-in Capital	Stock Payable	Accumulated Deficit	Retained Earnings	Stockholders’ Deficit

Balance - June 30, 2020	96,000	$-	$158,324	$25,000,000	$(25,382,960)	$109,905	$(114,731)

Stock based compensation	25,000,000	25	24,999,975	(25,000,000)	-	-	-
Issuance of common stock for note conversion	2,650,000	3	5,297				5,300
Beneficial conversion feature	-	-	20,754	-	-	-	20,754
Net loss	-	-	-	-	(46,151)	-	(46,151)
Balance - September 30, 2020	27,746,000	$28	$25,184,350	$-	$(25,429,111)	$109,905	$(134,828)

Beneficial conversion feature	-	-	5,405	-	-	-	5,405
Net loss	-	-	-	-	(17,985)	-	(17,985)
Balance - December 31, 2020	27,746,000	$28	$25,189,755	$-	$(25,447,096)	$109,905	$(147,408)

See accompanying notes to the unaudited consolidated financial statements

Fritzy Tech Inc.

Consolidated Statements of Cash Flows

For the Six Months Ended December 31, 2021 and 2020

(Unaudited)

	Six Months Ended
	December 31,
	2021	2020

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(38,762)	$(64,136)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of debt discount	-	26,159
Changes in operating liabilities:
Accounts payable and accrued liabilities	1,901	(3,970)
Accrued interest	18,401	15,788
Net cash used in operating activities	(18,460)	(26,159)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of convertible notes	-	26,159
Advancement from a shareholder	18,460	-
Net cash provided by financing activities	18,460	26,159

Net changes in cash and cash equivalents	-	-
Cash and cash equivalents - beginning of period	-	-
Cash and cash equivalents - end of period	$-	$-

Supplemental Cash Flow Disclosures
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

Non-Cash Investing and Financing Activity:
Beneficial conversion feature	$-	$26,159
Conversion of convertible notes to common stock	$-	$5,300
Issuance of common stock for stock payable	$-	$25,000,000

See accompanying notes to the unaudited consolidated financial statements.

Fritzy Tech Inc.

Notes to Unaudited Consolidated Financial Statements

December 31, 2021

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

For the six months ended December 31, 2021 and 2020, respectively, the following convertible notes were excluded from the computation of diluted net loss per shares as the result of the computation was anti-dilutive:

	December 31,	December 31,
	2021	2020
	(Shares)	(Shares)
Convertible notes payable	52,329,940	52,277,440

Recently Issued Accounting Pronouncements

Management has considered all recent accounting pronouncements issued. The Company’s management believes that these recent pronouncements will not have a material effect on the Company’s financial statements.

Note 3 – Going Concern

The accompanying audited consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying financials at December 31, 2021 and June 30, 2021, the Company had an accumulated deficit of $25,511,460 and $25,472,698 of continuing operations, respectively, and retained earnings of $109,905 and $109,905 from discontinued operations, as of December 31, 2021 and June 30, 2021, respectively. The Company has a working capital deficit (total current liabilities exceeded total current assets) of $211,772 and $173,010, at December 31, 2021 and June 30, 2021, respectively. The Company’s cash balance and revenues generated are not currently sufficient and cannot be projected to cover its operating expenses for the next twelve months from the filing date of this report. These factors among others raise substantial doubt about the Company’s ability to continue as a going concern for a reasonable period of time.

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

Common Stock

The Company has authorized 92,000,000 common shares with a par value of $0.000001 per share, and 27,746,000 shares of common stock issued and outstanding as of December 31, 2021.

Note 5 – Related Party Transactions

On July 20, 2020, the Company issued 25,000,000 shares of restricted common stock valued at $25,000,000 based on stock trading price at $1.00 per share to the Company’s Chief Executive Officer as compensation for year 2019.

During the six months ended December 31, 2021 and 2020, the Director of the Company advanced $18,460 and $0 for payment of operating expense, respectively. The loan is non-interest bearing and due on demand. As of December 31, 2021 and June 30, 2021, due to related party was $27,784 and $9,324, respectively.

Note 6 – Convertible Notes

	December 31,	June 30,
	2021	2021
Convertible Notes - December 2019	$63,472	$63,472
Convertible Note - March 2020	6,219	6,219
Convertible Note - June 2020	8,810	8,810
Convertible Note - September 2020	20,754	20,754
Convertible Note - December 2020	5,405	5,405
	104,660	104,660
Less current portion of convertible notes payable	(104,660)	(104,660)
Long-term convertible notes payable	$-	$-

On December 30, 2019, the Company issued convertible notes to two un-affiliated parties for an aggregate amount of $68,772 to replace the full amount of related party advances that had been provided to the Company through December 31, 2019. The convertible notes are due on demand, bear interest at35% per annum and are convertible at $0.002 per share for the Company common stock.

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

During the six months ended December 31, 2021 and 2020, the amortization on note discount from beneficial conversion feature of the convertible notes was $0 and $26,159, respectively.

During the six months ended December 31, 2021 and 2020, the Company incurred note interest expense of 9,201 and $8,756, respectively.

As of December 31, 2021 and June 30, 2021, the convertible note interest payable was $65,150 and $46,749, respectively.

Note 7 – Risks and Uncertainties

In early 2020, the World Health Organization declared the rapidly spreading coronavirus disease (COVID-19) outbreak a pandemic. This pandemic has resulted in governments worldwide enacting emergency measures to combat the spread of the virus. The Company considered the impact of COVID-19 on the assumptions and estimates used and determined that there were no material adverse impacts on the Company’s results of operations and financial position at December 31, 2021. The full extent of the future impacts of COVID-19 on the Company’s operations is uncertain. A prolonged outbreak could have a material adverse impact on financial results and business operations of the Company in the future. The Company is not aware of any specific event or circumstance that would require an update to its estimates or judgments or a revision of the carrying value of its assets or liabilities as of the date of issuance of these financial statements. These estimates may change, as new events occur and additional information is obtained.

Note 8 – Subsequent Events

In accordance with ASC 855-10, the Company has analyzed its operations subsequent to the December 31, 2021 to the date these financial statements were issued and has determined that it does not have other material subsequent events to disclose in these financial statements.

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

Results of Operations

The following summary of our operations should be read in conjunction with our unaudited consolidated financial statements for the six months ended December 31, 2021 and 2020, which are included herein.

Three Months Ended December 31, 2021 Compared to Three Months Ended December 31, 2020

Our operating results for three months ended December 31, 2021 and 2020, and the changes between those periods for the respective items are summarized as follows:

	Three Months Ended
	December 31, 2021	December 31, 2020	Change	%
Operating expenses	$(4,750)	$(3,824)	$(926)	24%
Other expenses	$(9,201)	$(14,161)	$4,960	(35)%
Net loss	$(13,951)	$(17,985)	$4,034	(22)%

Net loss was $13,951 for the three months ended December 31, 2021 as compared to net loss of $17,985 for the three months ended December 31, 2020 mainly attributed to the decrease in other expenses. The decrease in other expenses was mainly attributed to the decrease in convertible note interest and amortization on note discount.

Six Months Ended December 31, 2021 Compared to Six Months Ended December 31, 2020

Our operating results for three months ended December 31, 2021 and 2020, and the changes between those periods for the respective items are summarized as follows:

	Six Months Ended
	December 31, 2021	December 31, 2020	Change	%
Operating expenses	$(20,360)	$(22,189)	$1,829	(8)%
Other expenses	$(18,402)	$(41,947)	$23,545	(56)%
Net loss	$(38,762)	$(64,136)	$25,374	(40)%

Net loss was $38,762 for the six months ended December 31, 2021 as compared to net loss of $64,136 for the six months ended December 31 2020 mainly attributed to the decrease in operating expenses and other expenses. The decrease in other expenses was mainly attributed to the decrease in convertible note interest and amortization on note discount.

Liquidity and Capital

Working Capital

	December 31, 2021	June 30, 2021	Change	%
Current Assets	$-	$-	$-	-
Current Liabilities	$211,772	$173,010	$38,762	22%
Working Capital (Deficit)	$(211,772)	$(173,010)	$(38,762)	22%

The financial statements included in this quarterly report have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the financial statements at December 31, 2021 and June 30, 2021, we had an accumulated deficit of $25,511,460 and $25,472,698 of continuing operations, respectively, and retained earnings of $109,905 and $109,905 from discontinued operations, as of December 31, 2021, and June 30, 2021, respectively. We had a working capital deficit (total current liabilities exceeded total current assets) of $211,772 and $173,010, at December 31, 2021 and June 30, 2021, respectively. Our cash balance and revenues generated are not currently sufficient and cannot be projected to cover our operating expenses for the next 12 months from the filing date of this report. These factors among others raise substantial doubt about our ability to continue as a going concern for a reasonable period of time.

Cash Flows

	Six Months Ended
	December 31, 2021	December 31, 2020
Cash Flows used in Operating Activities	$(18,460)	$(26,159)
Cash Flows provided by Financing Activities	18,460	26,159
Net Changes in Cash During Period	$-	$-

Cash Flows from Operating Activities

Net cash used in our operating activities for the six months ended December 31, 2021 totaled $18,460, compared to net cash used in our operations for the six months ended December 31, 2020 of $26,159.

For the six months ended December 31 2021, net cash flows used in operating activities was $18,460, consisting of a net loss of $38,762, decreased by net changes in operating liabilities of $20,302.

For the six months ended December 31, 2020, net cash flows used in operating activities was $26,159, consisting of a net loss of $64,136, decreased by amortization of debt discount of $26,159 and net changes in operating liabilities of $11,818.

Cash Flows from Investing Activities

For the six months ended December 31, 2021 and December 31, 2020, we had no investing activities.

Cash Flows from Financing Activities

For the six months ended December 31, 2021, net cash provided by financing activities was $18,460 from advancement from the director for paying off operating expenses on behalf of the Company.

For the six months ended December 31 2020, net cash provided by financing activities was $26,159 from proceeds from issuance of convertible notes.

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

FRITZY TECH INC.
(Registrant)

Dated: February 11, 2022	/s/ Hooi Chee Voon
Hooi Chee Voon
President, Chief Executive Officer, Chief
Financial Officer and Director
(Principal Executive Officer, Principal Financial
Officer and Principal Accounting Officer)

