Form 10-Q
period 2022-03-31
Fritzy Tech Inc.
filed 2022-05-09
CIK 1622408

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

or

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

27,746,000 common shares issued and outstanding as of April 28, 2022

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Fritzy Tech Inc.

Consolidated Balance Sheets

	March 31, 2022	June 30, 2021
	(Unaudited)	(Audited)
ASSETS
Current Assets	$-	$-

TOTAL ASSETS	$-	$-

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts payable and accrued liabilities	$14,177	$12,277
Accrued interest	74,151	46,749
Convertible notes	104,660	104,660
Due to related party	32,534	9,324
Total Liabilities	225,522	173,010

Stockholders’ Deficit
Preferred stock par value $0.000001: 8,000,000 shares authorized, none issued and outstanding	-	-
Common stock par value $0.000001: 92,000,000 shares authorized, 27,746,000 shares issued and outstanding	28	28
Additional paid-in capital	25,189,755	25,189,755
Accumulated deficit	(25,525,210)	(25,472,698)
Retained earnings from discontinued operations	109,905	109,905
Total Stockholders’ Deficit	(225,522)	(173,010)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$-	$-

See accompanying notes to the unaudited consolidated financial statements.

Fritzy Tech Inc.

Consolidated Statements of Operations

(Unaudited)

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2022	2021	2022	2021

OPERATING EXPENSES
Professional fees	$4,750	$3,750	$25,110	$25,939
Total Operating Expenses	4,750	3,750	25,110	25,939

OTHER EXPENSES
Interest expense	(9,000)	(9,001)	(27,402)	(50,948)
	(9,000)	(9,001)	(27,402)	(50,948)

NET LOSS	$(13,750)	$(12,751)	$(52,512)	$(76,887)

NET LOSS PER SHARE: BASIC AND DILUTED	$(0.00)	$(0.00)	$(0.00)	$(0.00)
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC AND DILUTED	27,746,000	27,746,000	27,746,000	25,718,080

See accompanying notes to the unaudited consolidated financial statements.

Fritzy Tech Inc.

Consolidated Statements of Stockholders’ Deficit

For the Three Months and Nine Months Ended March 31, 2022 and 2021

(Unaudited)

					Discontinued
	Common Stock		Additional		Operations	Total
	Number of Shares	Amount	Paid-in Capital	Accumulated Deficit	Retained Earnings	Stockholders' Deficit

Balance - June 30, 2021	27,746,000	$28	$25,189,755	$(25,472,698)	$109,905	$(173,010)

Net loss	-	-	-	(24,811)	-	(24,811)
Balance - September 30, 2021	27,746,000	$28	$25,189,755	$(25,497,509)	$109,905	$(197,821)

Net loss	-	-	-	(13,951)	-	(13,951)
Balance - December 31, 2021	27,746,000	$28	$25,189,755	$(25,511,460)	$109,905	$(211,772)

Net loss	-	-	-	(13,750)	-	(13,750)
Balance - March 31, 2022	27,746,000	$28	$25,189,755	$(25,525,210)	$109,905	$(225,522)

						Discontinued
	Common Stock		Additional			Operations	Total
	Number of Shares	Amount	Paid-in Capital	Stock Payable	Accumulated Deficit	Retained Earnings	Stockholders' Deficit

Balance - June 30, 2020	96,000	$-	$158,324	$25,000,000	$(25,382,960)	$109,905	$(114,731)

Stock based compensation	25,000,000	25	24,999,975	(25,000,000)	-	-	-
Issuance of common stock for note conversion	2,650,000	3	5,297				5,300
Beneficial conversion feature	-	-	20,754	-	-	-	20,754
Net loss	-	-	-	-	(46,151)	-	(46,151)
Balance - September 30, 2020	27,746,000	$28	$25,184,350	$-	$(25,429,111)	$109,905	$(134,828)

Beneficial conversion feature	-	-	5,405	-	-	-	5,405
Net loss	-	-	-	-	(17,985)	-	(17,985)
Balance - December 31, 2020	27,746,000	$28	$25,189,755	$-	$(25,447,096)	$109,905	$(147,408)

Beneficial conversion feature	-	-	-	-	-	-	-
Net loss	-	-	-	-	(12,751)	-	(12,751)
Balance - March 31, 2021	27,746,000	$28	$25,189,755	$-	$(25,459,847)	$109,905	$(160,159)

See accompanying notes to the unaudited consolidated financial statements

Fritzy Tech Inc.

Consolidated Statements of Cash Flows

For the Nine Months Ended March 31, 2022 and 2021

(Unaudited)

	Nine Months Ended
	March 31,
	2022	2021

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(52,512)	$(76,887)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of debt discount	-	26,159
Changes in operating liabilities:
Accounts payable and accrued liabilities	1,900	(5,794)
Accrued interest	27,402	24,789
Net cash used in operating activities	(23,210)	(31,733)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of convertible notes	-	26,159
Advancement from a shareholder	23,210	5,574
Net cash provided by financing activities	23,210	31,733

Net changes in cash and cash equivalents	-	-
Cash and cash equivalents - beginning of period	-	-
Cash and cash equivalents - end of period	$-	$-

Supplemental Cash Flow Disclosures
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

Non-Cash Investing and Financing Activity:
Beneficial conversion feature	$-	$26,159
Conversion of convertible notes to common stock	$-	$5,300
Issuance of common stock for stock payable	$-	$25,000,000

See accompanying notes to the unaudited consolidated financial statements.

Fritzy Tech Inc.

Notes to Unaudited Consolidated Financial Statements

March 31, 2022

Note 1 – Organization and Operations

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

For the nine months ended March 31, 2022 and 2021, respectively, the following convertible notes were excluded from the computation of diluted net loss per shares as the result of the computation was anti-dilutive:

	March 31,	March 31,
	2021	2020
	(Shares)	(Shares)
Convertible notes payable	52,329,940	34,845,640

Recently Issued Accounting Pronouncements

In August 2020, the FASB issued ASU 2020-06, ASC Subtopic 470-20 “Debt—Debt with “Conversion and Other Options” and ASC subtopic 815-40 “Hedging—Contracts in Entity’s Own Equity”. The standard reduced the number of accounting models for convertible debt instruments and convertible preferred stock. Convertible instruments that continue to be subject to separation models are (1) those with embedded conversion features that are not clearly and closely related to the host contract, that meet the definition of a derivative, and that do not qualify for a scope exception from derivative accounting; and, (2) convertible debt instruments issued with substantial premiums for which the premiums are recorded as paid-in capital. ASU 2020-06 removes from U.S. GAAP the separation models for (1) convertible debt with a CCF and (2) convertible instruments with a beneficial conversion feature (“BCF”). With the adoption of ASU 2020-06, entities will not separately present in equity an embedded conversion feature these debts. The amendments in this update are effective for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years. Early adoption is permitted, but no earlier than fiscal years beginning after December 15, 2020, including interim periods within those fiscal years. The Company has chosen to early adopt this standard on July 1, 2021 financial statements and did not record BCF on the issuance of convertible notes with conversion rate below the Company’s market stock price on the date of note issuance.

Management has considered all other recent accounting pronouncements issued since the last audit of our financial statements. The Company’s management believes that these recent pronouncements will not have a material effect on the Company’s financial statements.

Note 3 – Going Concern

The accompanying audited consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying financials at March 31, 2022 and June 30, 2021, the Company had an accumulated deficit of $25,525,210 and $25,472,698 of continuing operations, respectively, and retained earnings of $109,905 and $109,905 from discontinued operations, as of March 31, 2022 and June 30, 2021, respectively. The Company has a working capital deficit (total current liabilities exceeded total current assets) of $225,522 and $173,010, at March 31, 2022 and June 30, 2021, respectively. The Company’s cash balance and revenues generated are not currently sufficient and cannot be projected to cover its operating expenses for the next twelve months from the filing date of this report. These factors among others raise substantial doubt about the Company’s ability to continue as a going concern for a reasonable period of time.

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

Common Stock

The Company has authorized 92,000,000 common shares with a par value of $0.000001 per share, and 27,746,000 shares of common stock issued and outstanding as of March 31, 2022

Note 5 – Related Party Transactions

On July 20, 2020, the Company issued 25,000,000 shares of restricted common stock valued at $25,000,000 based on stock trading price at $1.00 per share to the Company’s Chief Executive Officer as compensation for year 2019.

During the nine months ended March 31, 2022 and 2021, the Director of the Company advanced $23,210 and $5,574 for payment of operating expense, respectively. The loan is non-interest bearing and due on demand. As of March 31, 2022 and June 30, 2021, due to related party was $32,534 and $9,324, respectively.

Note 6 – Convertible Notes

	March 31,	June 30,
	2022	2021
Convertible Notes - December 2019	$63,472	$63,472
Convertible Note - March 2020	6,219	6,219
Convertible Note - June 2020	8,810	8,810
Convertible Note - September 2020	20,754	20,754
Convertible Note - December 2020	5,405	5,405
	104,660	104,660
Less current portion of convertible notes payable	(104,660)	(104,660)
Long-term convertible notes payable	$-	$-

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

During the nine months ended March 31, 2022 and 2021, the amortization on note discount from beneficial conversion feature of the convertible notes was $0 and $26,159, respectively.

During the nine months ended March 31, 2022 and 2021, the Company incurred note interest expense of 27,402 and $24,789, respectively.

As of March 31, 2022 and June 30, 2021, the convertible note interest payable was $74,151 and $46,749, respectively.

Note 7 – Risks and Uncertainties

In early 2020, the World Health Organization declared the rapidly spreading coronavirus disease (COVID-19) outbreak a pandemic. This pandemic has resulted in governments worldwide enacting emergency measures to combat the spread of the virus. The Company considered the impact of COVID-19 on the assumptions and estimates used and determined that there were no material adverse impacts on the Company’s results of operations and financial position at March 31, 2022. The full extent of the future impacts of COVID-19 on the Company’s operations is uncertain. A prolonged outbreak could have a material adverse impact on financial results and business operations of the Company in the future. The Company is not aware of any specific event or circumstance that would require an update to its estimates or judgments or a revision of the carrying value of its assets or liabilities as of the date of issuance of these financial statements. These estimates may change, as new events occur and additional information is obtained.

Note 8 – Subsequent Events

In accordance with ASC 855-10, the Company has analyzed its operations subsequent to the March 31, 2022 to the date these financial statements were issued and has determined that it does not have other material subsequent events to disclose in these financial statements.

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

Results of Operations

The following summary of our operations should be read in conjunction with our unaudited consolidated financial statements for the nine months ended March 31, 2022 and 2021, which are included herein.

Three Months Ended March 31, 2022 Compared to Three Months Ended March 31, 2021

Our operating results for three months ended March 31, 2022 and 2021, and the changes between those periods for the respective items are summarized as follows:

	Three Months Ended
	March 31, 2022	March 31, 2021	Change	%
Operating expenses	$(4,750)	$(3,750)	$(1,000)	27%
Other expenses	$(9,000)	$(9,001)	$1	(0%)
Net loss	$(13,750)	$(12,751)	$(999)	8%

Net loss was $13,750 for the three months ended March 31, 2022 as compared to net loss of $12,751 for the three months ended March 31, 2021 mainly attributed to the increase in professional fees under operating expenses.

Nine Months Ended March 31, 2022 Compared to Nine Months Ended March 31, 2021

Our operating results for nine months ended March 31, 2022 and 2021, and the changes between those periods for the respective items are summarized as follows:

	Nine Months Ended
	March 31, 2022	March 31, 2021	Change	%
Operating expenses	$(25,110)	$(25,939)	$829	(3%)
Other expenses	$(27,402)	$(50,948)	$23,546	(46%)
Net loss	$(52,512)	$(76,887)	$24,375	(32%)

Net loss was $52,512 for the nine months ended March 31, 2022 as compared to net loss of $76,887 for the nine months ended March 31, 2021 mainly attributed to the decrease in other expenses. The decrease in other expenses was mainly attributed to the decrease in amortization on note discount.

Liquidity and Capital

Working Capital

	March 31, 2022	June 30, 2021	Change	%
Current Assets	$-	$-	$-	-
Current Liabilities	$225,522	$173,010	$52,512	30%
Working Capital (Deficit)	$(225,522)	$(173,010)	$(52,512)	30%

The financial statements included in this quarterly report have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the financial statements at March 31, 2022 and June 30, 2021, we had an accumulated deficit of $25,525,210 and $25,472,698 of continuing operations, respectively, and retained earnings of $109,905 and $109,905 from discontinued operations, as of March 31, 2022, and June 30, 2021, respectively. We had a working capital deficit (total current liabilities exceeded total current assets) of $225,522 and $173,010, at March 31, 2022 and June 30, 2021, respectively. Our cash balance and revenues generated are not currently sufficient and cannot be projected to cover our operating expenses for the next 12 months from the filing date of this report. These factors among others raise substantial doubt about our ability to continue as a going concern for a reasonable period of time.

Cash Flows

	Nine Months Ended
	March 31, 2022	March 31, 2021
Cash Flows used in Operating Activities	$(23,210)	$(31,733)
Cash Flows provided by Financing Activities	23,210	31,733
Net Changes in Cash During Period	$-	$-

Cash Flows from Operating Activities

Net cash used in our operating activities for the nine months ended March 31, 2022 totaled $23,210, compared to net cash used in our operations for the nine months ended March 31, 2021 of $31,733.

For the nine months ended March 31, 2022, net cash flows used in operating activities was $23,210, consisting of a net loss of $52,512, decreased by net changes in operating liabilities of $29,302.

For the nine months ended March 31, 2021, net cash flows used in operating activities was $31,733, consisting of a net loss of $76,887, decreased by amortization of debt discount of $26,159 and net changes in operating liabilities of $18,995.

Cash Flows from Investing Activities

For the nine months ended March 31, 2022 and March 31, 2021, we had no investing activities.

Cash Flows from Financing Activities

For the nine months ended March 31, 2022, net cash provided by financing activities was $23,210 from advancement from the director for paying off operating expenses on behalf of the Company.

For the nine months ended March 31 2021, net cash provided by financing activities was $26,159 from proceeds from issuance of convertible notes and advancement from the director for paying off operating expenses on behalf of the Company of $5,574.

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

FRITZY TECH INC.
(Registrant)

Dated: May 9, 2022	/s/ Hooi Chee Voon
Hooi Chee Voon
President, Chief Executive Officer, Chief
Financial Officer and Director
(Principal Executive Officer, Principal Financial
Officer and Principal Accounting Officer)

