Form 10-K
period 2022-06-30
Fritzy Tech Inc.
filed 2022-09-08
CIK 1622408

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2022

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to _____________

Commission file number 333-199336

Fritzy Tech Inc.
(Exact name of registrant as specified in its charter)

Delaware	46-5250836
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

120 High Road, East Finchley, London,England, United Kingdom	N2 9ED
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (315) 274-1520

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
None	None	None

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

15,346,826 shares of common stock issued and outstanding as of September 2, 2022.

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

Holders

As of September 2, 2022, we had 3 shareholders of record of our common stock with 15,346,826 shares of common stock outstanding.

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

Recent Sales of unregistered securities

None.

Issuer Purchases of Equity Securities

There were no repurchases of common stock for the year ended June 30, 2022.

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

Results of Operations

The following summary of our operations should be read in conjunction with our audited consolidated financial statements for the year ended June 30, 2022 and 2021.

Year Ended June 30, 2022 Compared to Year Ended June 30, 2021

Our operating results for the year ended June 30, 2022 and 2021, and the changes between those periods for the respective items are summarized as follows:

	Year Ended
	June 30, 2022	June 30, 2021	Change	%
Operating expenses	$(31,960)	$(29,689)	$(2,271)	8%
Other expenses	$(36,503)	$(60,049)	$23,546	(39%)
Net loss	$(68,463)	$(89,738)	$21,275	(24%)

No revenue was generated for year ended June 30, 2022 and 2021.

Net loss was $68,463 for the year ended June 30, 2022 as compared to net loss of $89,738 for the year ended June 30, 2021 mainly attributed to the decrease in other expenses. During the year ended June 30, 2022, the Company incurred amortization of debt discount of $26,159.

Liquidity and Capital

Working Capital

	June 30, 2022	June 30, 2021	Change	%
Current Assets	$-	$-	$-	-
Current Liabilities	$241,473	$173,010	$68,463	40%
Working Capital (Deficit)	$(241,473)	$(173,010)	$(68,463)	40%

	Year Ended
	June 30, 2022	June 30, 2021
Cash Flows used in Operating Activities	$(26,210)	$(35,483)
Cash Flows provided by Financing Activities	26,210	35,483
Net Changes in Cash During Period	$-	$-

The financial statements included in this yearly report have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the financial statements at June 30, 2022 and June 30, 2021, we had an accumulated deficit of $25,541,161 and $25,472,698 of continuing operations, respectively, and retained earnings of $109,905 and $109,905 from discontinued operations, as of June 30, 2022 and June 30, 2021, respectively. We had a working capital deficit (total current liabilities exceeded total current assets) of $241,473 and $173,010 at June 30, 2022 and June 30, 2021, respectively. The increase in working capital deficiency was mainly attributed to the increase in accrued interest, accounts payable and accrued liabilities and due to related party. Our cash balance and revenues generated are not currently sufficient and cannot be projected to cover our operating expenses for the next 12 months from the filing date of this report. These factors among others raise substantial doubt about our ability to continue as a going concern for a reasonable period of time.

Cash Flows from Operating Activities

Net cash used in our operating activities for the year ended June 30, 2022 totaled $26,210, compared to net cash used in our operations for the year ended June 30, 2021 of $35,483.

For the year ended June 30, 2022, net cash flows used in operating activities was $26,210, consisting of a net loss of $68,463, decreased by changes in operating liabilities of $42,253.

For the year ended June 30, 2021, net cash flows used in operating activities was $35,483, consisting of a net loss of $89,738, decreased by amortization of debt discount of $26,159 and changes in operating liabilities of $28,096.

Cash Flows from Investing Activities

For the year ended June 30, 2022 and June 30, 2021, we had no investing activities.

Cash Flows from Financing Activities

For the year ended June 30, 2022, net cash provided by financing activities was $26,210 from advancement from the Director of the Company for paying off operating expenses on behalf of the Company.

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

Liquidity and Capital Resources

Our cash balance at June 30, 2022 was $NIL, with $241,473 in outstanding current liabilities, consisting of $18,027 in accounts payable and accrued liabilities, $83,252 in accrued interest, $104,660 in convertible notes and $35,534 in amount due to related party. We estimate total expenditures over the next 12 months are expected to be approximately $50,000.

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

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Fritzy Tech, Inc. as of June 30, 2022 and 2021, the related statements of operations, stockholders' equity (deficit), and cash flows for the years then ended, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2022 and 2021, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States.

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

/S/ BF Borgers CPA PC

BF Borgers CPA PC

Auditor ID 5041

We have served as the Company's auditor since 2017

Lakewood, CO

September 7, 2022

Fritzy Tech Inc.

Consolidated Balance Sheets

	June 30, 2022	June 30, 2021
ASSETS
Current Assets	$-	$-

TOTAL ASSETS	$-	$-

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts payable and accrued liabilities	$18,027	$12,277
Accrued interest	83,252	46,749
Convertible notes	104,660	104,660
Due to related party	35,534	9,324
Total Liabilities	241,473	173,010

Stockholders’ Deficit
Preferred stock par value $0.000001: 8,000,000 shares authorized, none issued and outstanding	-	-
Common stock par value $0.000001: 1,150,000 shares authorized, 346,826 shares issued and outstanding	-	-
Additional paid-in capital	25,189,783	25,189,783
Accumulated deficit	(25,541,161)	(25,472,698)
Retained earnings from discontinued operations	109,905	109,905
Total Stockholders’ Deficit	(241,473)	(173,010)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$-	$-

See accompanying notes to the audited consolidated financial statements.

Fritzy Tech Inc.

Consolidated Statements of Operations

	Year Ended
	June 30,
	2022	2021

OPERATING EXPENSES
Professional fees	$31,960	$29,689
Total Operating Expenses	31,960	29,689

OTHER EXPENSES
Interest expense	(36,503)	(60,049)
	(36,503)	(60,049)

NET LOSS	$(68,463)	$(89,738)

NET LOSS PER SHARE: BASIC AND DILUTED	$(0.20)	$(0.27)
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC AND DILUTED	346,826	327,796

See accompanying notes to the audited consolidated financial statements.

Fritzy Tech Inc.

Consolidated Statements of Stockholders’ Deficit

For the Year Ended June 30, 2022 and 2021

			Additional			Discontinued	Total
	Common Stock		Paid-in	Stock	Accumulated	Operations	Stockholders'
	Number of Shares	Amount	Capital	Payable	Deficit	Retained Earnings	Deficit

*Balance - June 30, 2020	1,200	$-	$158,324	$25,000,000	$(25,382,960)	$109,905	$(114,731)

Stock based compensation	312,500	-	25,000,000	(25,000,000)	-	-	-
Issuance of common stock for note conversion	33,126	-	5,300				5,300
Beneficial conversion feature	-	-	26,159	-	-	-	26,159
Net loss	-	-	-	-	(89,738)	-	(89,738)
*Balance - June 30, 2021	346,826	$-	$25,189,783	$-	$(25,472,698)	$109,905	$(173,010)

Net loss	-	-	-	-	(68,463)	-	(68,463)
Balance - June 30, 2022	346,826	$-	$25,189,783	$-	$(25,541,161)	$109,905	$(241,473)

* retrospectively reflect reverse stock split 80:1

See accompanying notes to the audited consolidated financial statements

Fritzy Tech Inc.

Consolidated Statements of Cash Flows

For the Year Ended June 30, 2022 and 2021

	Year Ended
	June 30,
	2022	2021

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(68,463)	$(89,738)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of debt discount	-	26,159
Changes in operating liabilities:
Accounts payable and accrued liabilities	5,750	(5,794)
Accrued interest	36,503	33,890
Net cash used in operating activities	(26,210)	(35,483)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of convertible notes	-	26,159
Advancement from a shareholder	26,210	9,324
Net cash provided by financing activities	26,210	35,483

Net changes in cash and cash equivalents	-	-
Cash and cash equivalents - beginning of period	-	-
Cash and cash equivalents - end of period	$-	$-

Supplemental Cash Flow Disclosures
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

Non-Cash Investing and Financing Activity:
Beneficial conversion feature	$-	$26,159
Conversion of convertible notes to common stock	$-	$5,300
Issuance of common stock for stock payable	$-	$25,000,000

See accompanying notes to the unaudited consolidated financial statements.

Fritzy Tech Inc.

Notes to Consolidated Financial Statements

June 30, 2022

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

For the year ended June 30, 2022 and 2021, respectively, the following convertible notes were excluded from the computation of diluted net loss per shares as the result of the computation was anti-dilutive:

	June 30,	June 30,
	2022	2021
	(Shares)	(Shares)
Convertible notes payable	52,329,940	39,250,640

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

ASC 740 also provides criteria for the recognition, measurement, presentation and disclosure of uncertain tax positions. Under ASC 740, the impact of an uncertain tax position on the income tax return may only be recognized at the largest amount that is more-likely-than-not to be sustained upon audit by the relevant taxing authority. At June 30, 2022, there were no unrecognized tax benefits.

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

Note 3 – Going Concern

The accompanying audited consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying financials at June 30, 2022 and June 30, 2021, the Company had an accumulated deficit of $25,541,161 and $25,472,698 of continuing operations, respectively, and retained earnings of $109,905 and $109,905 from discontinued operations, as of June 30, 2022 and June 30, 2021, respectively. The Company has a working capital deficit (total current liabilities exceeded total current assets) of $241,473 and $173,010, at June 30, 2022 and June 30, 2021, respectively. The Company’s cash balance and revenues generated are not currently sufficient and cannot be projected to cover its operating expenses for the next twelve months from the filing date of this report. These factors among others raise substantial doubt about the Company’s ability to continue as a going concern for a reasonable period of time.

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

Common Stock

Year Ended June 30, 2021

On July 20, 2020, the Company issued 312,500 shares of restricted common stock valued at $25,000,000 based on stock trading price at $80 per share to the Company’s Chief Executive Officer as compensation for year 2019.

On July 21, 2020, the Company issued 33,125 shares of common stock for the repayment of convertible notes at aggregate principal amount of $5,300.

Year Ended June 30, 2022

On April 14, 2022 a majority of our stockholders and our board of directors approved a reverse stock split of our issued and outstanding shares of common stock on a eighty (80) old for one (1) new basis. Our issued and outstanding shares were reduced from 27,746,013 shares of common stock, par value $0.000001 to 346,826 shares of common stock, par value $0.000001.

The reverse stock split was reviewed by the Financial Industry Regulatory Authority ( FINRA ) and was approved for filing with an effective date of June 16, 2022.

As of June 30, 2022, the Company has authorized 1,150,000 common shares with a par value of $0.000001 per share and 346,826 shares of common stock issued and outstanding.

Note 5 – Related Party Transactions

On July 20, 2020, the Company issued 25,000,000 shares of restricted common stock valued at $25,000,000 based on stock trading price at $1.00 per share to the Company’s Chief Executive Officer as compensation for year 2019.

During the year ended June 30, 2022 and 2021, the Director of the Company advanced $26,210 and $9,324 for payment of operating expense, respectively. The loan is non-interest bearing and due on demand. As of June 30, 2022 and June 30, 2021, due to related party was $35,534 and $9,324, respectively.

Note 6 – Convertible Notes

	June 30,	June 30,
	2022	2021
Convertible Notes - December 2019	$63,472	$63,472
Convertible Note - March 2020	6,219	6,219
Convertible Note - June 2020	8,810	8,810
Convertible Note - September 2020	20,754	20,754
Convertible Note - December 2020	5,405	5,405
	104,660	104,660
Less current portion of convertible notes payable	(104,660)	(104,660)
Long-term convertible notes payable	$-	$-

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

During the year ended June 30, 2022 and 2021, the amortization on note discount from beneficial conversion feature of the convertible notes was $0 and $26,159, respectively.

During the year ended June 30, 2022 and 2021, the Company incurred note interest expense of 36,503 and $33,890, respectively.

As of June 30, 2022 and June 30, 2021, the convertible note interest payable was $83,252 and $46,749, respectively.

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

The components of the Company’s deferred tax asset and reconciliation of income taxes computed at the new statutory rate of 21% to the income tax amount recorded as of June 30, 2022 and June 30, 2021 are as follows:

	June 30,	June 30,
	2022	2021
Net operating loss carryforward	$(431,256)	$(362,793)
Effective tax rate	21%	21%
Deferred tax asset	(90,564)	(76,187)
Less: Valuation allowance	90,564	76,187
Net deferred asset	$-	$-

As of June 30, 2022, the Company had approximately $431,000 in net operating losses (“NOLs”) that may be available to offset future taxable income, which begin to expire between 2034 and 2038. NOLs generated in tax years prior to June 30, 2018, can be carryforward for twenty years, whereas NOLs generated after June 30, 2018 can be carryforward indefinitely. In accordance with Section 382 of the U.S. Internal Revenue Code. The usage of the Company’s net operating loss carry forwards is subject to annual limitations following greater than 50% ownership changes. Tax returns for the years ended 2014 through 2022 are subject to review by the tax authorities.

Note 8 – Risks and Uncertainties

In early 2020, the World Health Organization declared the rapidly spreading coronavirus disease (COVID-19) outbreak a pandemic. This pandemic has resulted in governments worldwide enacting emergency measures to combat the spread of the virus. The Company considered the impact of COVID-19 on the assumptions and estimates used and determined that there were no material adverse impacts on the Company’s results of operations and financial position at June 30, 2022. The full extent of the future impacts of COVID-19 on the Company’s operations is uncertain. A prolonged outbreak could have a material adverse impact on financial results and business operations of the Company in the future. The Company is not aware of any specific event or circumstance that would require an update to its estimates or judgments or a revision of the carrying value of its assets or liabilities as of the date of issuance of these financial statements. These estimates may change, as new events occur and additional information is obtained.

Note 9 – Subsequent Events

Subsequent to June 30, 2022 and through the date that these financials were issued, the Company had the following subsequent event:

On August 15, 2022, the Company issued 15,000,000 shares of restricted common stock valued at $15,300,000 based on stock trading price at $1.02 per share to the Company’s Chief Executive Officer as compensation for year 2021.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not Applicable.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, including our President and Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this report. Based upon that evaluation, our President and Chief Financial Officer have concluded that the disclosure controls and procedures as of June 30, 2022 were not effective, due to the material weaknesses discussed below, to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to our management, including our President and Chief Financial Officer, to allow timely decisions regarding disclosure.

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

Our management assessed the effectiveness of our system of internal control over financial reporting as of June 30, 2022. In making this assessment, our management used the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission COSO). Based on our assessment and the criteria set forth by COSO, our management believes that we did not maintain effective internal control over financial reporting as of June 30, 2021 due to the material weaknesses discussed below.

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

Name	Age	Positions Held	Date of Appointment
Hooi Cheen Voon	51	President, Chief Executive Officer, Chief Financial Officer, Secretary and Director	December 1, 2017

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

Board and Committee Meetings

Our board of directors held no formal meetings during the year ended June 30, 2022. All proceedings of the board of directors were conducted by resolutions consented to in writing by all the directors and filed with the minutes of the proceedings of the directors. Such resolutions consented to in writing by the directors entitled to vote on that resolution at a meeting of the directors are, according to the Delaware General Corporation Law and our Bylaws, as valid and effective as if they had been passed at a meeting of the directors duly called and held.

Nomination Process

As of June 30, 2022, we did not effect any material changes to the procedures by which our shareholders may recommend nominees to our board of directors. Our board of directors does not have a policy with regards to the consideration of any director candidates recommended by our shareholders. Our board of directors has determined that it is in the best position to evaluate our company’s requirements as well as the qualifications of each candidate when the board considers a nominee for a position on our board of directors. If shareholders wish to recommend candidates directly to our board, they may do so by sending communications to the president of our company at the address on the cover of this annual report.

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

(b)	each of our two most highly compensated executive officers who were serving as executive officers at the end of the years ended June 30, 2022 and 2021; and

(c)

up to two additional individuals for whom disclosure would have been provided under (b) but for the fact that the individual was not serving as our executive officer at the end of the years ended June 30, 2022 and 2021, who we will collectively refer to as the named executive officers of our company, are set out in the following summary compensation table, except that no disclosure is provided for any named executive officer, other than our principal executive officers, whose total compensation did not exceed $100,000 for the respective fiscal year:

SUMMARY COMPENSATION TABLE
Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensa-tion ($)	Change in Pension Value and Nonqualified Deferred Compensa-tion Earnings($)	All Other Compensa-tion($)	Total ($)

Hooi Chee Voon	2022	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil
President, CEO, CFO, Secretary and Director	2021	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil

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

Grants of Plan-Based Awards

During the fiscal year ended June 30, 2022, we did not grant any stock options.

Option Exercises and Stock Vested

During our fiscal year ended June 30, 2022, there were no options exercised by our named officers.

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

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Class(1)
Hoi Chee Voon(2) New Horizon Building, Ground Floor 3 ½ Miles Philip S.W. Goldson Highway Belize City, Belize	15,312,500	99.78%
Silverlight International Ltd. (3) New Horizon Building, Ground Floor 3 ½ Miles Philip S.W. Goldson Highway Belize City, Belize	838	0.01%
Directors and Executive Officers as a Group	15,346,826	99.79%

_______________

(1)

A beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person’s actual ownership or voting power with respect to the number of shares of common stock actually outstanding on August 24, 2022. As of August 24, 2022, there were 15,346,826 shares of our common stock issued and outstanding.

(2)

On August 15, 2022, the Company issued 15,000,000 shares of restricted common stock valued at $15,300,000 based on stock trading price at $1.02 per share to the Company’s Chief Executive Officer as compensation for year 2021.

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The aggregate fees billed for the most recently completed fiscal year ended June 30, 2022 and for fiscal year ended June 30, 2021 for professional services rendered by the principal accountant for the audit of our annual financial statements and review of the financial statements included in our quarterly reports on Form 10-Q and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

Fee Category	Year Ended June 30, 2021	Year Ended June 30, 2021

Audit Fees	$21,960	$18,960
Audit-Related Fees	-	-
Tax Fees	-	-
All Other Fees	-	-
Total Fees	$21,960	$18,960

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

FRITZY TECH INC.

Dated: September 8, 2022	By:	/s/ Hooi Chee Voon
Hooi Chee Voon
President, Chief Executive Officer, Chief Financial Officer and Director
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: September 8, 2022	/s/ Hooi Chee Voon
Hooi Chee Voon
President, Chief Executive Officer, Chief Financial Officer and Director
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

