Form 10-Q
period 2022-09-30
Fritzy Tech Inc.
filed 2022-11-07
CIK 1622408

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

or

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

16,946,826 common shares issued and outstanding as of October 28, 2022

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Fritzy Tech Inc.

Consolidated Balance Sheets

(Unaudited)

	September 30, 2022	June 30, 2022
	(Unaudited)
ASSETS
Current Assets	$-	$-

TOTAL ASSETS	$-	$-

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts payable and accrued liabilities	$15,837	$18,027
Accrued interest	92,453	83,252
Convertible notes	101,460	104,660
Due to related party	54,280	35,534
Total Liabilities	264,030	241,473

Stockholders’ Deficit
Preferred stock par value $0.000001: 8,000,000 shares authorized, none issued and outstanding	-	-
Common stock par value $0.000001: 92,000,000 shares authorized, 16,946,826 and 346,826 shares issued and outstanding, respectively	17	-
Additional paid-in capital	40,492,966	25,189,783
Accumulated deficit	(40,866,918)	(25,541,161)
Retained earnings from discontinued operations	109,905	109,905
Total Stockholders’ Deficit	(264,030)	(241,473)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$-	$-

See accompanying notes to the unaudited consolidated financial statements.

Fritzy Tech Inc.

Unaudited Consolidated Statements of Operations

	Three Months Ended
	September 30,
	2022	2021

OPERATING EXPENSES
Professional fees	$16,556	$15,610
Management salaries and wages	15,300,000	-
Total Operating Expenses	15,316,556	15,610

OTHER EXPENSES
Interest expense	(9,201)	(9,201)
	(9,201)	(9,201)

NET LOSS	$(15,325,757)	$(24,811)

NET LOSS PER SHARE: BASIC AND DILUTED	$(0.90)	$(0.07)
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC AND DILUTED	16,946,826	346,825

See accompanying notes to the unaudited consolidated financial statements.

Fritzy Tech Inc.

Unaudited Consolidated Statements of Stockholders’ Deficit

For the Three Months Ended September 30, 2022 and 2021

Three Months Ended September 30, 2022

					Discontinued
	Common Stock		Additional		Operations	Total
	Number of Shares	Amount	Paid-in Capital	Accumulated Deficit	Retained Earnings	Stockholders' Deficit

Balance - June 30, 2022	346,826	$-	$25,189,783	$(25,541,161)	$109,905	$(241,473)

Stock based compensation	15,000,000	15	15,299,985	-	-	15,300,000
Issuance of common stock for repayment of convertible notes	1,600,000	2	3,198	-	-	3,200
Net loss	-	-	-	(15,325,757)	-	(15,325,757)
Balance - September 30, 2022	16,946,826	$17	$40,492,966	$(40,866,918)	$109,905	$(264,030)

Three Months Ended September 30, 2021

					Discontinued
	Common Stock		Additional		Operations	Total
	Number of Shares	Amount	Paid-in Capital	Accumulated Deficit	Retained Earnings	Stockholders' Deficit

Balance - June 30, 2021	27,746,000	$28	$25,189,755	$(25,472,698)	$109,905	$(173,010)

Net loss	-	-	-	(24,811)	-	(24,811)
Balance - September 30, 2021	27,746,000	$28	$25,189,755	$(25,497,509)	$109,905	$(197,821)

See accompanying notes to the unaudited consolidated financial statements

Fritzy Tech Inc.

Unaudited Consolidated Statements of Cash Flows

For the Three Months Ended September 30, 2022 and 2021

	Three Months Ended
	September 30,
	2022	2021

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(15,325,757)	$(24,811)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock based compensation	15,300,000	-
Changes in operating liabilities:
Accounts payable and accrued liabilities	(2,190)	2,651
Accrued interest	9,201	9,200
Net cash used in operating activities	(18,746)	(12,960)

CASH FLOWS FROM FINANCING ACTIVITIES
Advancement from a shareholder	18,746	12,960
Net cash provided by financing activities	18,746	12,960

Net changes in cash and cash equivalents	-	-
Cash and cash equivalents - beginning of period	-	-
Cash and cash equivalents - end of period	$-	$-

Supplemental Cash Flow Disclosures
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

Non-Cash Investing and Financing Activity:
Conversion of convertible notes to common stock	$3,200	$-

See accompanying notes to the unaudited consolidated financial statements.

Fritzy Tech Inc.

Notes to Unaudited Consolidated Financial Statements

September 30, 2022

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

Basis of Presentation

The accompanying unaudited condensed interim financial statements and related notes have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information, and with the rules and regulations of the United States Securities and Exchange Commission (“SEC”) to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. The unaudited condensed interim financial statements furnished reflect all adjustments (consisting of normal recurring accruals) which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented. Interim results are not necessarily indicative of the results for the full year. These condensed unaudited consolidated financial statements should be read in conjunction with the financial statements of the Company for the reporting period ended June 30, 2022 and notes thereto contained in the Company’s Annual Report on Form 10-K filed with the SEC on September 8, 2022.

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

For the three ended September 30, 2022 and 2021, respectively, the following convertible notes were excluded from the computation of diluted net loss per shares as the result of the computation was anti-dilutive:

	September 30,	September 30,
	2022	2021
	(Shares)	(Shares)
Convertible notes payable	50,729,940	52,329,940

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

Note 3 – Going Concern

The accompanying audited consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying financials at September 30, 2022 and June 30, 2022, the Company had an accumulated deficit of $40,866,918 and $25,541,161 of continuing operations, respectively, and retained earnings of $109,905 and $109,905 from discontinued operations, as of September 30, 2022 and June 30, 2022, respectively. The Company has a working capital deficit (total current liabilities exceeded total current assets) of $264,030 and $241,473, at September 30, 2022 and June 30, 2022, respectively. The Company’s cash balance and revenues generated are not currently sufficient and cannot be projected to cover its operating expenses for the next twelve months from the filing date of this report. These factors among others raise substantial doubt about the Company’s ability to continue as a going concern for a reasonable period of time.

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

Common Stock

Three Months Ended September 30, 2022

On August 15, 2022, the Company issued 15,000,000 shares of restricted common stock valued at $15,300,000 based on stock trading price at $1.02 per share to the Company’s Chief Executive Officer as compensation for year 2021. (Note 5)

On September 1, 2022, the Company issued 1,600,000 shares of common stock for the repayment of convertible notes at aggregate principal amount of $3,200.

As of September 30, 2022 and June 30, 2022, the Company has authorized 92,000,000 common shares with a par value of $0.000001 per share and 16,946,826 shares and 346,826 shares of common stock issued and outstanding, respectively.

Note 5 – Related Party Transactions

On August 15, 2022, the Company issued 15,000,000 shares of restricted common stock valued at $15,300,000 based on stock trading price at $1.02 per share to the Company’s Chief Executive Officer as compensation for year 2021.

During the three months ended September 30, 2022 and 2021, the Director of the Company advanced $18,746 and $12,960 for payment of operating expense, respectively. The loan is non-interest bearing and due on demand. As of September 30, 2022 and June 30, 2022, due to related party was $54,280 and $35,534, respectively.

Note 6 – Convertible Notes

	September 30,	June 30,
	2022	2022
Convertible Notes - December 2019	$63,472	$63,472
Convertible Note - March 2020	3,019	6,219
Convertible Note - June 2020	8,810	8,810
Convertible Note - September 2020	20,754	20,754
Convertible Note - December 2020	5,405	5,405
	101,460	104,660
Less current portion of convertible notes payable	(101,460)	(104,660)
Long-term convertible notes payable	$-	$-

On December 30, 2019, the Company issued convertible notes to two un-affiliated parties for an aggregate amount of $68,772 to replace the full amount of related party advances that had been provided to the Company through December 31, 2019. The convertible notes are due on demand, bear interest at 35% per annum and are convertible at $0.002 per share for the Company common stock.

On March 31, 2020, the Company issued a convertible note to an un-affiliated party of $6,219 for payment of operation expenses. The convertible note is due on demand, bear interest at 35% per annum and is convertible at $0.002 per share for the Company common stock. On September 1, 2022, the convertible note was sold from the un-affiliated party to two other un-affiliated parties for principal amount of $3,000 and $3,219, respectively. On September 1, 2022, the Company issued 1,600,000 shares of common stock for the repayment of the two convertible notes at aggregate principal amount of $3,200. As of September 30, 2022, the outstanding balance of the principal balance of the two convertibles were $1,400 and $1,619, respectively.

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

During the three months ended September 30, 2022 and 2021, the Company incurred note interest expense of $9,201 and $9,201, respectively. As of September 30, 2022 and June 30, 2022, the accrued interest was $92,453 and $83,252, respectively.

As of September 30, 2022, the convertible notes were $101,460 and $104,660, respectively.

Note 7 – Risks and Uncertainties

In early 2020, the World Health Organization declared the rapidly spreading coronavirus disease (COVID-19) outbreak a pandemic. This pandemic has resulted in governments worldwide enacting emergency measures to combat the spread of the virus. The Company considered the impact of COVID-19 on the assumptions and estimates used and determined that there were no material adverse impacts on the Company’s results of operations and financial position at September 30, 2022. The full extent of the future impacts of COVID-19 on the Company’s operations is uncertain. A prolonged outbreak could have a material adverse impact on financial results and business operations of the Company in the future. The Company is not aware of any specific event or circumstance that would require an update to its estimates or judgments or a revision of the carrying value of its assets or liabilities as of the date of issuance of these financial statements. These estimates may change, as new events occur and additional information is obtained.

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

Results of Operations

The following summary of our operations should be read in conjunction with our unaudited consolidated financial statements for the three months ended September 30, 2022 and 2021, which are included herein.

Three Months Ended September 30, 2022 Compared to Three Months Ended September 30, 2021

Our operating results for three months ended September 30, 2022 and 2021, and the changes between those periods for the respective items are summarized as follows:

	Three Months Ended
	September 30, 2022	September 30, 2021	Change	%
Operating expenses	$(15,316,556)	$(15,610)	$(15,300,946)	98,020%
Other expenses	$(9,201)	$(9,201)	$-	0%
Net loss	$(15,325,757)	$(24,811)	$(15,300,946)	61,670%

Net loss was $15,325,757 for the three months ended September 30, 2022 as compared to net loss of $24,811 for the three months ended September 30, 2021 mainly attributed to the increase in management wages and salaries. During the three months ended September 30, 2022, the Company issued 15,000,000 shares of restricted common stock valued at $15,300,000 based on stock trading price at $1.02 per share to the Company’s Chief Executive Officer as compensation for year 2021.

Liquidity and Capital

Working Capital

	September 30, 2022	June 30, 2022	Change	%
Current Assets	$-	$-	$-	-
Current Liabilities	$264,030	$241,473	$22,557	9%
Working Capital (Deficit)	$(264,030)	$(241,473)	$(22,557)	9%

The financial statements included in this quarterly report have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the financial statements at September 30, 2022 and June 30, 2022, we had an accumulated deficit of $40,866,918 and $25,541,161 of continuing operations, respectively, and retained earnings of $109,905 and $109,905 from discontinued operations, as of September 30, 2022, and June 30, 2022, respectively. We had a working capital deficit (total current liabilities exceeded total current assets) of $264,030 and $241,473, at September 30, 2022 and June 30, 2022, respectively. Our cash balance and revenues generated are not currently sufficient and cannot be projected to cover our operating expenses for the next 12 months from the filing date of this report. These factors among others raise substantial doubt about our ability to continue as a going concern for a reasonable period of time.

Cash Flows

	Three Months Ended
	September 30, 2022	September 30, 2021
Cash Flows used in Operating Activities	$(18,746)	$(12,960)
Cash Flows provided by Financing Activities	18,746	12,960
Net Changes in Cash During Period	$-	$-

Cash Flows from Operating Activities

For the three months ended September 30, 2022, net cash flows used in operating activities was $18,746, consisting of a net loss of $15,325,757, decreased by stock based compensation of $15,300,000 and net changes in operating liabilities of $29,302.

For the three months ended September 30, 2021, net cash flows used in operating activities was $12,960, consisting of a net loss of $24,811, decreased by net changes in operating liabilities of $11,851.

Cash Flows from Investing Activities

For the three months ended September 30, 2022 and September 30, 2021, we had no investing activities.

Cash Flows from Financing Activities

For the three months ended September 30, 2022 and September 30, 2021, net cash provided by financing activities was $18,746 and $12,960 from director’s advancement for paying off operating expenses on behalf of the Company, respectively.

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

FRITZY TECH INC.
(Registrant)

Dated: November 7, 2022	/s/ Hooi Chee Voon
Hooi Chee Voon
President, Chief Executive Officer, Chief
Financial Officer and Director
(Principal Executive Officer, Principal Financial
Officer and Principal Accounting Officer)

